Form 10-Q
period 1996-06-30
ROTTLUND CO INC
filed 1996-08-14
CIK 891329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended June 30, 1996

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From __________ To __________


       Commission file number 0-20614


                           THE ROTTLUND COMPANY, INC.
             (Exact name of registrants as specified in its charter)


         MINNESOTA                                            41-1228259
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                               Identification No.)


2681 Long Lake Road, Roseville, MN                                    55113
(Address of principal executive offices)                            (Zip Code)


                                 (612) 638-0500
              (Registrant's telephone number, including area code)


Not Applicable (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __x__ No _____


The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at August 12, 1996 was 5,697,860 shares.



                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                      INDEX



PART I.           FINANCIAL INFORMATION                                   PAGE

Item 1.           Financial Statements

                  Consolidated balance sheets - June 30, 1996
                  and March 31, 1996                                        3

                  Consolidated statements of operations - Three
                  months ended June 30, 1996 and 1995                       4

                  Consolidated statements of cash flows - Three
                  months ended June 30, 1996 and 1995                       5

                  Notes to consolidated financial statements                6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7


PART II.          OTHER INFORMATION                                        10


SIGNATURES                                                                 11




Part I.  Financial Information
Item 1.  Financial Statements

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets - Unaudited
                                      As of

                                                        June 30, 1996   March 31, 1996
                                                        -------------   --------------
     ASSETS
Cash and cash equivalents                                $ 4,028,064     $ 3,437,186
Escrow and other receivables                               1,819,989       1,995,011
Land, development costs and finished lots                 52,080,194      48,938,789
Residential housing completed and under construction      26,536,203      25,710,956
Property and equipment, net                                  670,567         693,608
Deferred financing costs and other assets                  2,543,594       2,680,725
                                                         -----------     -----------
                                                         $87,678,612     $83,456,275
                                                         ===========     ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                $35,000,000     $35,000,000
     Notes payable                                        11,837,686       5,584,248
     Accounts payable                                      8,762,238      11,001,052
     Accrued liabilities                                   3,290,107       3,683,752
     Income taxes payable                                  2,726,137       2,791,337
                                                         -----------     -----------
           Total liabilities                              61,616,169      58,060,389
                                                         -----------     -----------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                           --              --
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,683,493
          and 5,661,065 respectively                         136,786         134,350
     Paid-in capital                                      11,484,256      11,472,317
     Retained earnings                                    14,441,402      13,789,219
                                                         -----------     -----------
          Total shareholders' equity                      26,062,443      25,395,886
                                                         -----------     -----------
                                                         $87,678,612     $83,456,275
                                                         ===========     ===========

See accompanying notes to consolidated financial statements


                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                   For the Three Months
                                                       Ended June 30,
                                             ----------------------------------
                                                 1996                  1995
                                             ------------          ------------

Net sales                                    $ 38,074,484          $ 29,357,889
Cost of sales                                  32,502,624            25,260,613
                                             ------------          ------------
                                                5,571,860             4,097,276

Selling, general and
     administrative expense                     4,422,787             3,173,239
                                             ------------          ------------
Operating income                                1,149,073               924,037

Other (income) expense:
     Interest expense                             116,587                    44
     Other income                                 (54,697)             (162,686)
                                             ------------          ------------

Income before provision for income taxes        1,087,183             1,086,679
Provision for income taxes                        435,000               446,000
                                             ------------          ------------
Net income                                   $    652,183          $    640,679
                                             ============          ============



     Net income per share                    $       0.11          $       0.11
                                             ============          ============

     Weighted average
     shares outstanding                         5,755,191             5,749,846
                                             ============          ============

See accompanying notes to consolidated financial statements


                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      For the Three Months Ended
                                                               June 30,
                                                     ----------------------------
                                                         1996            1995
                                                     -----------      -----------

OPERATING ACTIVITIES:
   Net income                                        $   652,183      $   640,679

   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                        84,683           42,012
      Changes in operating items:
         Escrow and other receivables                    175,021         (438,897)
         Land, development costs and finished         (3,141,405)       2,104,988
            lots
         Residential housing completed and under        (825,247)      (2,207,071)
            construction
         Deferred financing costs and other              137,131          329,041
            assets
         Accounts payable                             (2,238,815)         456,324
         Accrued liabilities                            (393,645)         240,013
         Income taxes payable                            (65,200)        (696,000)
                                                     -----------      -----------
            Net cash provided by(used for)            (5,615,293)         471,089
            operating activities
                                                     -----------      -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net               (61,642)         (29,657)
                                                     -----------      -----------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                  319,649           19,350
   Repayments of mortgage notes payable               (2,041,210)      (1,899,531)
   Proceeds from bank notes payable, net               7,975,000          992,000
   Stock options exercised                                14,375
                                                     -----------      -----------
      Net cash used for financing activities           6,267,814         (888,181)
                                                     -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                590,878         (446,749)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                 3,437,186        5,595,500
                                                     -----------      -----------

   End of period                                     $ 4,028,064      $ 5,148,751
                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
   Cash paid for interest, net of amounts            $   116,587      $        44
   capitalized
   Cash paid for income taxes                            500,200          925,000
                                                     ===========      ===========

See accompanying notes to consolidated financial statements



                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    General

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report for the year ended March 31, 1996 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

North Coast Mortgage, Inc., a wholly owned subsidiary of The Rottlund Company, Inc., is engaged in the business of originating residential mortgage loans as a correspondent for various mortgage banking companies.

The Company has experienced, and expects to continue to experience significant variability in quarterly net sales and net income. Operating results for the three month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.


Note 2.    Note Payable to Bank

As of June 30, 1996, the Company had a line-of-credit arrangement with a bank totaling $12,000,000, with interest at the bank's prime rate plus 1%. Borrowings are personally guaranteed by two shareholders/officers of the Company. Borrowings outstanding at June 30, 1996 were $8,475,000 under this arrangement. In addition, letters of credit totaling approximately $1,794,000 were outstanding under this arrangement at June 30, 1996.


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.

                                              Percentage of Net Sales
                                              -----------------------
                                               For The Three Months
                                                    Ended June 30

                                                1996           1995
                                              -------         -------

Net sales                                      100.0%         100.0%
Cost of sales                                   85.4           86.0
                                               -----          -----
  Gross profit                                  14.6           14.0

  Selling, general and
   administrative expense                       11.6           10.8
                                               -----          -----
Operating income                                 3.0            3.2

Other (income) expense:
  Interest expense                                .3             .0
  Other income                                   (.1)           (.5)
                                               -----          -----
   Income before provision
    for income taxes                             2.8            3.7
  Provision for income taxes                     1.1            1.5
                                               -----          -----
  Net income                                     1.7%           2.2%
                                               =====          =====

  Number of homes closed                         310            273
                                               =====          =====



BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:

                               Number of
           June 30,              Homes                 Sales Value
           --------            ---------               ------------

            1996                  638                  $90,800,000
            1995                  514                  $54,700,000


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995

Revenues for the three months ended June 30, 1996, increased by 29.6%, to $38.1 million, from $29.4 million for the comparable period of 1995. The number of homes closed by the Company increased by 13.6% to 310 units for the three months ended June 30, 1996, from 273 units during the same period in 1995. The average selling price of a home increased 14.2% to $122,800, during the three months ended June 30, 1996 from $107,500 for the comparable period in 1995. This increase was principally due to a shift in the sales mix to a greater number of homes closed in single family developments and fewer homes sold in multi-family developments. Sales prices in multi-family developments are typically lower than in single family developments.

Gross profit increased by 36.6%, to $5.6 million for the three months ended June 30, 1996, from $4.1 million for the comparable period of 1995. Gross profit as a percentage of net sales increased to 14.6% from 14.0% primarily due to decreased sales concessions which had been used to stimulate sales activity in the last two quarters of calendar 1994 for units closing in fiscal 1996.

Selling, general and administrative expenses increased by 37.5% to $4.4 million in the three months ended June 30, 1996, from $3.2 million for the comparable period of 1995. The increase is due primarily to increased advertising and overhead costs in many of the Company's new markets where sales have occurred, resulting in the increased backlog, but revenues have not yet been recognized. As a percentage of net sales, selling, general and administrative expense increased to 11.6% for the three month period ended June 30, 1996, from 10.8% for the same period in 1995.

Interest expense increased to $116,587 for the three months ended June 30, 1996, from $44 for the comparable period in 1995. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. This increase was primarily due to an increase in short-term borrowings as a result of the sharply higher sales and backlog levels in the current period versus the same period last year.

The Company's effective tax rate for both periods was approximately 40% which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had available cash and cash equivalents of approximately $4,028,000.

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. In December 1994, the Company issued $25 million of 12.11% Senior Notes payable and in February 1996, the Company issued an additional $10 million of 9.42% Senior Notes payable (collectively referred to as the "Senior Notes"). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. Interest on the Senior Notes is due monthly through November 1996. Principal and interest payments of approximately $552,000 are due monthly beginning December 1996 through December 2004.

At June 30, 1996, the Company also had a $12.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $8.5 million at June 30, 1996. The Company has the capacity as of June 30, 1996 to borrow an additional $5.3 of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The issuance of the Senior Notes and the availability of the unsecured line of credit provide additional liquidity and flexibility to the Company over the next two to three years. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service including the Company's recent expansions to Iowa, Florida,New Jersey and Indiana.


INFLATION

The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land, material and labor costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. The Company attempts to pass through to its customers any increase in its costs through increased selling prices, and to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.


PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  Not applicable.

            (b)   Reports on Form 8-K.

                  The registrant filed no reports on Form 8-K during the three months ended June 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE ROTTLUND COMPANY, INC.



Date:    August __, 1996                By:___________________________________
                                           DAVID H. ROTTER
                                           President and
                                           Chief Executive Officer



Date:    August __, 1996                By:___________________________________
                                           LAWRENCE B. SHAPIRO
                                           Vice President of Finance
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)