Form 10-Q
period 1996-09-30
ROTTLUND CO INC
filed 1996-11-08
CIK 891329

                                      FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


(Mark One)
  X
----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1996
                               ------------------

                                        OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From            To
                               ----------    ----------


Commission file number  0-20614
                        -------

                    THE ROTTLUND COMPANY, INC.
-------------------------------------------------------------------------
(Exact name of registrants as specified in its charter)


              MINNESOTA                              41-1228259
-----------------------------------             --------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                   Identification No.)


2681 Long Lake Road, Roseville, MN                 55113
----------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


                    (612) 638-0500
-------------------------------------------------------------
(Registrant's telephone number, including area code)


                       Not Applicable
-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  x    No
                        ----     ----

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at November 6, 1996 was 5,707,780 shares.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.       FINANCIAL INFORMATION                                         PAGE


Item 1.       Financial Statements

              Consolidated balance sheets - September 30, 1996
              and March 31, 1996                                             3

              Consolidated statements of operations - Three and
              six months ended September 30, 1996 and 1995                   4

              Consolidated statements of cash flows - Six
              months ended September 30, 1996 and 1995                       5

              Notes to consolidated financial statements                     6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7

PART II.      OTHER INFORMATION                                             11

SIGNATURES                                                                  12

Part I.  Financial Information

Item 1.  Financial Statements

                           THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets - Unaudited
                                           As of

                                               September 30,            March 31,
                                                    1996                  1996
                                               -------------           -----------
     ASSETS
Cash and cash equivalents                      $ 2,044,022             $ 3,437,186
Escrow and other receivables                       783,413               1,995,011
Land, development costs and finished lots       52,273,246              48,938,789
Residential housing completed and under
construction                                    30,857,594              25,710,956
Property and equipment, net                        615,008                 693,608
Deferred financing costs and other assets        2,978,488               2,680,725
                                               -----------             -----------
                                               $89,551,771             $83,456,275
                                               -----------             -----------
                                               -----------             -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Senior notes payable                      $35,000,000             $35,000,000
     Notes payable                              10,334,239               5,584,248
     Accounts payable                           11,182,604              11,001,052
     Accrued liabilities                         3,186,989               3,683,752
     Income taxes payable                        3,312,137               2,791,337
                                               -----------             -----------
           Total liabilities                    63,015,969              58,060,389
                                               -----------             -----------
Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                    -                       -
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,683,493
          and 5,661,065 respectively               137,578                 134,350
     Paid-in capital                            11,527,672              11,472,317
     Retained earnings                          14,870,552              13,789,219
                                               -----------             -----------
          Total shareholders' equity            26,535,802              25,395,886
                                               -----------             -----------
                                               $89,551,771             $83,456,275
                                               -----------             -----------
                                               -----------             -----------

          See accompanying notes to consolidated financial statements

                       THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                     For the Three Months                  For the Six Months
                                      Ended September 30,                  Ended September 30,
                            ----------------------------------     -------------------------------
                                 1996                 1995             1996                 1995
                            -----------           -----------      -----------          -----------
Net sales                   $46,669,191           $37,458,398      $84,743,675          $66,816,287
Cost of sales                40,697,750            31,572,973       73,200,374           56,833,586
                            -----------           -----------      -----------          -----------
                              5,971,441             5,885,425       11,543,301            9,982,701
Selling, general and
 administrative expense       5,196,549             3,464,012        9,619,336            6,637,251
                            -----------           -----------      -----------          -----------
Operating income                774,892             2,421,413        1,923,965            3,345,450

Other (income) expense:
  Interest expense              191,110                13,066          307,697               13,110
  Other income                 (131,368)              (29,273)        (186,065)            (191,959)
                            -----------           -----------      -----------          -----------
Income before provision
 for income taxes               715,150             2,437,620        1,802,333            3,524,299
                            -----------           -----------      -----------          -----------
Provision for taxes             286,000               999,000          721,000            1,445,000
                            -----------           -----------      -----------          -----------
Net income                  $   429,150           $ 1,438,620      $ 1,081,333          $ 2,079,299
                            -----------           -----------      -----------          -----------
                            -----------           -----------      -----------          -----------

  Net income per share      $      0.07           $      0.25      $      0.18          $      0.36
                            -----------           -----------      -----------          -----------
                            -----------           -----------      -----------          -----------
  Weighted average
   shares outstanding         5,758,581             5,765,912        5,756,886            5,757,879
                            -----------           -----------      -----------          -----------
                            -----------           -----------      -----------          -----------


                   See accompanying notes to consolidated financial statements

                            THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      For the Six Months Ended
                                                           September 30,
                                                    ----------------------------
                                                        1996              1995
                                                    -----------      -----------
OPERATING ACTIVITIES:

   Net income                                       $ 1,081,333      $ 2,079,299

   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                      170,428           89,696
      Changes in operating items:
         Escrow and other receivables                 1,211,598            8,562
         Land, development costs and finished
            lots                                     (3,334,457)         322,970
          Residential housing completed and under
            construction                             (5,146,638)         428,558
         Deferred financing costs and other
            assets                                        2,237          101,577
         Accounts payable                               418,767       (1,585,040)
         Accrued liabilities                           (733,978)         514,621
         Income taxes payable                           220,800          303,000
                                                    -----------      -----------
            Net cash provided by(used for)
            operating activities                     (6,109,910)       2,263,243
                                                    -----------      -----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net              (91,828)        (110,434)
                                                    -----------      -----------
FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable               1,895,007           60,866
   Repayments of mortgage notes payable              (3,270,016)      (4,262,065)
   Proceeds from bank notes payable, net              6,125,000          800,000
   Stock options exercised                               58,583
                                                    -----------      -----------

      Net cash used for financing activities          4,808,574       (3,401,199)
                                                    -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,393,164)      (1,248,390)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                3,437,186        5,595,500
                                                    -----------      -----------
   End of period                                    $ 2,044,022      $ 4,347,110
                                                    -----------      -----------
                                                    -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
   Cash paid for interest, net of amounts
   capitalized                                      $   191,110      $    13,110
   Cash paid for income taxes                               -0-          925,000
                                                    -----------      -----------
                                                    -----------      -----------

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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and six months ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.


Note 2.  Note Payable to Bank

As of September 30, 1996, the Company had a line-of-credit arrangement with a bank totaling $15,000,000, with interest at the bank's prime rate plus 1%. Borrowings are personally guaranteed by two shareholders/officers of the Company. Borrowings outstanding at September 30, 1996 were $6,625,000 under this arrangement. In addition, letters of credit totaling approximately $2,799,584 were outstanding under this arrangement at September 30, 1996.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.

                              Percentage of Net Sales
                              ------------------------
                        For The Three Months  For The Six Months
                        Ended September 30    Ended September 30
                        --------------------  ------------------
                         1996           1995     1996      1995
                         ----           ----     ----      ----
Net sales                100.0%        100.0%   100.0%    100.0%
Cost of sales             87.2          84.3     86.4      85.1
                         -----         -----    -----     -----
 Gross profit             12.8          15.7     13.6      14.9
 Selling, general and
 administrative expense   11.1           9.2     11.3       9.9
                         -----         -----    -----     -----
Operating income           1.7           6.5      2.3       5.0
Other (income) expense:
 Interest                   .4             -       .4
 Other                     (.2)            -      (.2)      (.3)
                         -----         -----    -----     -----
 Income before provision
  for income taxes         1.5           6.5      2.1       5.3
 Provision for income
  taxes                     .6           2.7       .8       2.2
                         -----         -----    -----     -----
 Net income                 .9%          3.8%     1.3%      3.1%
                         -----         -----    -----     -----
                         -----         -----    -----     -----
Number of homes closed     333           335      643       608
                         -----         -----    -----     -----
                         -----         -----    -----     -----

BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:

                                     Number of
                    September 30,    Homes                  Sales Value
                    -------------    ----------             -----------
                    1996                608                 $84,427,000
                    1995                466                 $50,360,000

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the three months ended September 30, 1996, increased by 24.5%, to $46.7 million, from $37.5 million for the comparable period of 1995. The number of homes closed by the Company decreased by less than one percent to 333 homes for the three months ended September 30, 1996, from 335 homes during the same period in 1995. The average selling price of a home increased 25.3% to $140,100, during the three months ended September 30, 1996 from $111,800 for the comparable period in 1995. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from a product targeted towards renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit increased by 1.7%, to $6.0 million for the three months ended September 30, 1996, from $5.9 million for the comparable period of 1995. Gross profit as a percentage of net sales decreased to 12.8% from 15.7% primarily due to rising material and labor costs caused by the strength in the overall homebuilding industry, and continued start up costs in some of the Company's newer markets.

Selling, general and administrative expenses increased by 48.6% to $5.2 million in the three months ended September 30, 1996, from $3.5 million for the comparable period of 1995. This increase is due to an increase in variable costs related to the increase in revenue during the quarter as well as continued start up costs in some of the Company's newer markets. As a percentage of net sales, selling, general and administrative expense increased to 11.1% for the three month period ended September 30, 1996, from 9.2% for the same period in 1995.

Interest expense increased to $191,000 for the three months ended September 30, 1996, from $13,000 for the comparable period in 1995. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to an increase in short term borrowings which were used to finance the Company's increased level of business activity.

The Company's effective tax rate for both periods was approximately 40% which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1995

Net sales for the six month period ended September 30, 1996, increased by 26.8%, to $84.7 million, from $66.8 million for the comparable period of 1995. The number of homes closed by the Company increased by 5.8%, to 643 homes for the six months ended September 30, 1996, from 608 homes during the same period in 1995. The average selling price of a home increased 19.9% to $131,800, in 1996 from $109,900 for the same period in 1995. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from a product targeted towards renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit increased by 15.0%, to $11.5 million for the six month period ended September 30, 1996, from $10.0 million for the comparable period of 1995. Gross profit as a percentage of revenue decreased to 13.6% from 14.9%, primarily due to rising material and labor costs caused by the strength in the overall homebuilding industry, and continued start up costs in some of the Company's newer markets.

Selling, general and administrative expenses increased by 45%, to $9.6 million in the six month period ended September 30, 1996, from $6.6 million for the comparable period of 1995. This increase is due to an increase in variable costs related to the increase in revenue during the quarter as well as continued start up costs in some of the Company's newer markets. As a percentage of net sales, selling, general and administrative expenses increased to 11.3% for the six months ended September 30, 1996, from 9.9% for the same period in 1995.

Interest expense increased to $308,000 for the six months ended September 30, 1996, from $13,000 for the same period in 1995. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to an increase in short term borrowings which were used to finance the Company's increased level of business activity.

The Company's effective tax rate for both periods was approximately 40% which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had available cash and cash equivalents of approximately $2,044,000.

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

At September 30, 1996, the Company also had a $15.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $6.6 million at September 30, 1996. The Company has the capacity as of September 30, 1996 to borrow an additional $7.7 of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The issuance of the Senior Notes and the availability of the unsecured line of credit provide additional liquidity and flexibility to the Company over the next two to three years. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service including the Company's recent expansions to Iowa, Florida, New Jersey and Indiana.





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

PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 4. Submission of matters to a vote of security holders.
        The Company held its annual meeting of shareholders on September 7, 1996. Messrs. Bernard J. Rotter, David H. Rotter, Todd M. Stutz, John
        J. Dierbeck, Lawrence B. Shapiro, Dennis J Doyle and Scott D. Rued were elected by a majority of the votes cast as directors for a one year term. The shareholders also approved an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 600,000 to 1,000,000. In addition, the shareholders ratified Arthur Andersen LLP. as the Company's independent public accountants for the fiscal year ending March 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  Not applicable.

         (b) Reports on Form 8-K.

             The registrant filed no reports on Form 8-K during the three months ended September 30, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE ROTTLUND COMPANY, INC.



Date: November 1, 1996                 By: /s/ DAVID H. ROTTER
                                          _______________________________
                                          DAVID H. ROTTER
                                          President and
                                          Chief Executive Officer



Date: November 1, 1996                 By: /s/ LAWRENCE B. SHAPIRO
                                          _______________________________
                                          LAWRENCE B. SHAPIRO
                                          Vice President of Finance
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)