Form 10-Q
period 1996-12-31
ROTTLUND CO INC
filed 1997-01-31
CIK 891329

                                                                      FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark One)
  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 1996

          OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From            To
                               -----------   ----------

Commission file number  0-20614
                        -------

               THE ROTTLUND COMPANY, INC.
-----------------------------------------------------------------
(Exact name of registrants as specified in its charter)


     MINNESOTA                                                 41-1228259
------------------------------------------               --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)


2681 Long Lake Road, Roseville, MN                          55113
-----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                             (612) 638-0500
------------------------------------------------------------------
(Registrant's telephone number, including area code)


                         Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   x   No
                                             ---     ---

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at January 28, 1997 was 5,715,780 shares.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                      INDEX



PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements

          Consolidated balance sheets - December 31, 1996
          and March 31, 1996                                                  3

          Consolidated statements of operations - Three and
          nine months ended December 31, 1996 and 1995                        4

          Consolidated statements of cash flows - Nine
          months ended December 31, 1996 and 1995                             5

          Notes to consolidated financial statements                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


PART II.  OTHER INFORMATION                                                  11


SIGNATURES                                                                   12

Part I.  Financial Information
Item 1.  Financial Statements


                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets - Unaudited
                                      As of

                                                     December 31,   March 31,
                                                       1996          1996
                                                     -----------   -----------
     ASSETS

Cash and cash equivalents                           $  1,046,857  $  3,437,186
Escrow and other receivables                           1,164,060     1,995,011
Land, development costs and finished lots             51,548,424    48,938,789
Residential housing completed and under
   construction                                       33,406,505    25,710,956
Property and equipment, net                              601,655       693,608
Deferred financing costs and other assets              3,058,718     2,980,725
                                                     -----------   -----------
                                                     $90,826,219   $83,756,275
                                                     -----------   -----------
                                                     -----------   -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                          $  34,553,499 $  35,000,000
     Notes payable                                    15,458,858     5,584,248
     Accounts payable                                  8,962,446    10,763,836
     Accrued liabilities                               3,157,058     3,920,968
     Income taxes payable                              1,335,736     3,091,337
                                                     -----------   -----------
           Total liabilities                          63,467,597    58,360,389
                                                     -----------   -----------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                          -             -
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,715,780
          and 5,683,493 respectively                     137,578       134,350
     Paid-in capital                                  11,527,672    11,472,317
     Retained earnings                                15,693,372    13,789,219
                                                     -----------   -----------
          Total shareholders' equity                  27,358,622    25,395,886
                                                     -----------   -----------
                                                     $90,826,219   $83,756,275
                                                     -----------   -----------
                                                     -----------   -----------


           See accompanying notes to consolidated financial statements

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                           For the Three Months          For the Nine Months
                             Ended December 31,           Ended December 31,
                         -----------------------    ---------------------------
                             1996        1995         1996           1995
                         -----------  -----------   -------------   -----------

Net sales                $49,613,944  $26,994,216   $134,357,6199   $93,810,503
Cost of sales             43,201,588   22,240,774     116,401,962    79,074,360
                         -----------  -----------    ------------   -----------
                           6,412,356    4,753,442      17,955,657    14,736,143
Selling, general and
 administrative expense    4,770,184    3,045,350      14,389,520     9,682,601
                         -----------  -----------    ------------   -----------
Operating income           1,642,172    1,708,092       3,566,137     5,053,542

Other (income) expense:
  Interest expense           262,954       51,632         570,651        64,742
  Other income               (41,602)     (25,510)       (227,667)     (217,469)
                         -----------  -----------    ------------   -----------

Income before provision
 for income taxes          1,420,820    1,681,970       3,223,153     5,206,269
                         -----------  -----------    ------------   -----------
Provision for taxes          598,000      690,000       1,319,000     2,135,000
                         -----------  -----------    ------------   -----------
Net income               $   822,820  $   991,970    $  1,904,153   $ 3,071,269
                         -----------  -----------    ------------   -----------
                         -----------  -----------    ------------   -----------


  Net income per share         $0.15        $0.17           $0.33         $0.53
                         -----------  -----------    ------------   -----------
                         -----------  -----------    ------------   -----------

  Weighted average
   shares outstanding      5,723,879    5,744,719       5,745,884     5,753,492
                         -----------  -----------    ------------   -----------
                         -----------  -----------    ------------   -----------

           See accompanying notes to consolidated financial statements

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                     For the Nine Months Ended
December 31,
                                                       1996           1995
                                                    -----------   ------------
OPERATING ACTIVITIES:

 Net income                                          $1,904,153    $ 3,071,269
 Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation                                        258,621        135,874
    Changes in operating items:
       Escrow and other receivables                     830,951        241,859
       Land, development costs and finished
          lots                                       (2,609,635)    (2,184,822)
       Residential housing completed and under
          construction                               (7,695,549)    (3,409,598)
       Deferred financing costs and other
          assets                                        (77,993)      (321,067)
       Accounts payable                              (1,801,390)    (1,973,264)
       Accrued liabilities                             (763,910)       149,912
       Income taxes payable                          (1,755,601)       907,597
                                                    -----------   ------------
          Net cash provided by(used for)
          operating activities                      (11,710,353)    (3,382,240)
                                                    -----------   ------------

INVESTING ACTIVITIES:
 Purchase of property and equipment, net               (166,668)      (148,381)
                                                    -----------   ------------

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable                 2,828,186         60,864
 Repayments of mortgage notes payable                (5,688,576)    (5,897,835)
 Proceeds from bank notes payable, net               12,735,000      4,611,309
 Stock options exercised                                 58,583
 Repayment of senior note payable                      (446,501)
                                                    -----------   ------------
    Net cash used for financing activities            9,486,692     (1,225,662)
                                                    -----------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                     (2,390,329)    (4,756,283)
CASH AND CASH EQUIVALENTS:
 Beginning of period                                  3,437,186      5,595,500
                                                    -----------   ------------

 End of period                                     $  1,046,857     $  839,217
                                                    -----------  -------------
                                                    -----------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
 Cash paid for interest, net of amounts
 capitalized                                           $570,651        $64,742
 Cash paid for income taxes                           2,574,834      1,010,403
                                                    -----------   ------------
                                                    -----------   ------------

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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and nine months ending December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.


Note 2.   Note Payable to Bank

As of December 31, 1996, the Company had a line-of-credit arrangement with a bank totaling $18,000,000, with interest at the bank's prime rate plus 1/2%. Borrowings outstanding at December 31, 1996 were $13,235,000 under this arrangement. In addition, letters of credit totaling approximately $2,500,000 were outstanding under this arrangement at December 31, 1996.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.

                                              Percentage of Net Sales
                                              -----------------------

                                   For The Three Months     For The Nine Months
                                    Ended December 31        Ended December 31
                                   --------------------     ------------------
                                    1996          1995       1996        1995
                                    ----          ----       ----        ----

Net sales                           100.0%       100.0%     100.0%      100.0%
Cost of sales                        87.1         82.4       86.6        84.3
                                  -------       ------     ------      ------
 Gross profit                        12.9         17.6       13.4        15.7

 Selling, general and
 administrative expense               9.6         11.3       10.7        10.3
                                  -------       ------     ------      ------
Operating income                      3.3          6.3        2.7         5.4

Other (income) expense:
 Interest                              .5           .2         .3          .1
 Other                                (.1)         (.1)       (.2)        (.2)
                                  -------       ------     ------      ------
 Income before provision
  for income taxes                    2.9          6.2        2.4         5.5
 Provision for income
  taxes                               1.2          2.6        1.0         2.3
                                  -------       ------     ------      ------
 Net income                           1.7%         3.6%       1.4%        3.2%
                                  -------       ------     ------      ------
                                  -------       ------     ------      ------

Number of homes closed                379          242      1,022         850
                                  -------       ------     ------      ------
                                  -------       ------     ------      ------
BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:

                                         Number of
                      December 31,       Homes           Sales Value
                      ------------       ---------       -----------
                          1996                 434       $63,642,488
                          1995                 450       $49,025,000

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Net sales for the three months ended December 31, 1996, increased by 83.7%, to $49.6 million, from $27.0 million for the comparable period of 1995. The number of homes closed by the Company increased by 56.6% to 379 homes for the three months ended December 31, 1996, from 242 homes during the same period in 1995. The average selling price of a home increased 17.4% to $130,900, during the three months ended December 31, 1996 from $111,500 for the comparable period in 1995. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from products targeted towards existing renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit increased by 33.3%, to $6.4 million for the three months ended December 31, 1996, from $4.8 million for the comparable period of 1995. Gross profit as a percentage of net sales decreased to 12.9% from 17.8% primarily due to rising material and labor costs caused by the strength in the overall homebuilding industry, and continued start up costs in some of the Company's newer markets.

Selling, general and administrative expenses increased by 60.0% to $4.8 million in the three months ended December 31, 1996, from $3.0 million for the comparable period of 1995. This increase is due to an increase in variable costs related to the increase in revenue during the quarter as well as continued start up costs in some of the Company's newer markets. As a percentage of net sales, selling, general and administrative expense decreased to 9.6% for the three month period ended December 31, 1996, from 11.3% for the same period in 1995.

Interest expense increased to $263,000 for the three months ended December 31, 1996, from $52,000 for the comparable period in 1995. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to an increase in short term borrowings which were used to finance the Company's increased level of business activity.

The Company's effective tax rate for both periods was approximately 40% which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1995

Net sales for the nine month period ended December 31, 1996, increased by 43.3%, to $134.4 million, from $93.8 million for the comparable period of 1995. The number of homes closed by the Company increased by 20.2%, to 1022 homes for the nine months ended December 31, 1996, from 850 homes during the same period in 1995. The average selling price of a home increased 19.0% to $131,500, in 1996 from $110,400 for the same period in 1995. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from products targeted towards existing renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit increased by 22.4%, to $18.0 million for the nine month period ended December 31, 1996, from $14.7 million for the comparable period of 1995. Gross profit as a percentage of revenue decreased to 13.4% from 15.7%, primarily due to rising material and labor costs caused by the strength in the overall homebuilding industry, and continued start up costs in some of the Company's newer markets.

Selling, general and administrative expenses increased by 48.5%, to $14.4 million in the nine month period ended December 31, 1996, from $9.7 million for the comparable period of 1995. This increase is due to an increase in variable costs related to the increase in revenue during the quarter as well as continued start up costs in some of the Company's newer markets. As a percentage of net sales, selling, general and administrative expenses increased to 10.7% for the nine months ended December 31, 1996, from 10.3% for the same period in 1995.

Interest expense increased to $571,000 for the nine months ended December 31, 1996, from $65,000 for the same period in 1995. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to an increase in short term borrowings which were used to finance the Company's increased level of business activity.

The Company's effective tax rate for both periods was approximately 40% which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had available cash and cash equivalents of approximately $1,047,000.

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

At December 31, 1996, the Company also had an $18.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled approximately $13.2 million at December 31, 1996. The Company has the capacity as of December 31, 1996 to borrow an additional $4.7 of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The issuance of the Senior Notes and the availability of the unsecured line of credit provide additional liquidity and flexibility to the Company over the next two to three years. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service including the Company's recent expansions to Iowa, Florida, New Jersey and Indiana.



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

PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          (i) Credit facility dated October 23, 1996 with The First National Bank of Boston.

     (b)  Reports on Form 8-K.

          The registrant filed no reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE ROTTLUND COMPANY, INC.



Date:     January 28, 1997                   By: /s/ David H. Rotter
                                                -------------------------------
                                              DAVID H. ROTTER
                                              President and
                                              Chief Executive Officer



Date:     January 28, 1997                   By: /s/ Lawrence B. Shapiro
                                                -------------------------------
                                              LAWRENCE B. SHAPIRO
                                              Vice President of Finance
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)