Form 10-K405
period 1997-03-31
ROTTLUND CO INC
filed 1997-06-30
CIK 891329

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM                TO

                          COMMISSION FILE NO. 0-20614

                            ------------------------

                           THE ROTTLUND COMPANY, INC.

             (Exact name of registrant as specified in its charter)

         MINNESOTA                      41-1228259
      (State or other                (I.R.S. Employer
      jurisdiction of              Identification No.)
     incorporation or
       organization)

                              2681 LONG LAKE ROAD

                          MINNEAPOLIS, MINNESOTA 55113

               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (612) 638-0500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.10

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 17, 1997 was approximately $6,432,000.

    As of June 17, 1997, there were 5,745,110 shares of Common Stock of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

               DOCUMENT INCORPORATED                  PART OF FORM 10-K
----------------------------------------------------  -----------------
     Proxy Statement for 1997 Annual Meeting of           Part III
                    Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1

  Item 1.  BUSINESS........................................................................................           1

  Item 2.  PROPERTIES......................................................................................           8

  Item 3.  LEGAL PROCEEDINGS...............................................................................           8

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING
            FOURTH QUARTER OF FISCAL YEAR..................................................................           8

PART II....................................................................................................           8

  Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS............................................................................           8

  Item 6.  SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON..............................................           9

  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION.............................................................          10

  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................          13

PART III...................................................................................................          29

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................          29

  Item 11.  EXECUTIVE COMPENSATION.........................................................................          29

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................................................          29

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................          29

PART IV....................................................................................................          30

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K...................................................................................          30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Rottlund Company, Inc. ("Rottlund" or the "Company"), through its subsidiaries, designs, builds, and markets detached single family homes and attached townhomes and villas in the Minneapolis-St. Paul, Minnesota, Des Moines, Iowa, Indianapolis, Indiana, Southern New Jersey and Naples-Ft. Myers, Orlando and Tampa, Florida metropolitan areas. The Company began operations in 1973 and, through February 1993, had built all of its developments in the Minneapolis-St. Paul metropolitan area. Rottlund is currently ranked among the top 100 builders in the nation by two leading trade publications. Since 1973, the Company has built and sold over 7,800 homes. During the year ended March 31, 1994 ("fiscal 1994") the Company began home building operations in Naples-Ft. Myers, Florida and Des Moines, Iowa and, during the first quarter of the year ended March 31, 1995 ("fiscal 1995"), began home building operations in Indianapolis, Indiana and Orlando and Tampa, Florida and during the year ended March 31, 1996 ("fiscal 1996") the Company acquired certain assets and assumed certain liabilities of Kevin Scarborough, Inc., a residential homebuilder operating in Southern New Jersey. In addition, in August 1993 the Company formed a mortgage subsidiary which arranges financing for home buyers in the Minneapolis-St. Paul metropolitan area. All references to the Company contained herein, unless the context indicates otherwise, include its wholly owned subsidiaries Rottlund Homes of Iowa, Inc., Rottlund Homes of Florida, Inc., Rottlund Homes of Indiana, Inc., Rottlund Homes of New Jersey, Inc., Rottlund Homes of Indiana Limited Partnership and North Coast Mortgage, Inc.

    As of March 31, 1997, the Company owned or controlled through options over 1,700 home sites in communities under development and land for the development of over 2,000 additional planned home sites in proposed communities.

    The Company's homes are sold primarily through its own staff of sales personnel. The Company markets its homes to a wide range of buyers, emphasizing high quality construction and customer satisfaction. Its promotional efforts include advertisements in newspapers and other printed media, radio and television, illustrated brochures, billboards, on-site displays and model homes. Purchasers of the Company's homes are given the opportunity to select, at additional cost, various optional amenities such as upgraded carpet, fireplaces, varied interior and exterior color schemes, lighting and upgraded appliances. The Company offers a diverse product line ranging from townhomes to single-family homes at prices generally ranging from $70,000 to $300,000. The average price of the Company's homes delivered in fiscal 1997 was approximately $134,000.

    The Company believes that its success has been due to its strategy of (i) marketing the Company's homes to many segments of the home-buying public, which enables the Company to respond rapidly to changing market conditions and the cyclical nature of the home-building industry, (ii) controlling costs by closely monitoring the construction process through the use of an advanced, industry-specific, management information system, (iii) controlling the Company's inventory of home sites and unsold homes, and (iv) emphasizing the Company's design capabilities that enable it to offer quality homes at all price levels in the markets in which the Company competes. Further, the Company generally attempts to reduce the effect of certain risks in the home-building industry by purchasing land through options whenever possible, beginning construction of multi-family buildings only after contracts for sales of approximately 75% of units have been executed and of single family homes only after an agreement of sale has been executed by a purchaser, and by using subcontractors to perform all site improvement and construction work on a fixed-price basis.

OPERATING STRATEGY

    Set forth below are the major elements of the Company's operating strategy:

    MARKETS. The Minneapolis-St. Paul metropolitan area has been the Company's primary market and has accounted for the majority of revenues since the Company's inception. The Company has built and delivered more homes in this market over the last five years than has any other home builder. The Company's marketing strategy in the Minneapolis-St. Paul market has been to establish itself as a name brand builder. Management believes this strategy has helped Rottlund to build and deliver more homes in this market than any other builder during the last five years. The Company presently accounts for approximately 5.0% of all homes sold in this market. The Company does not presently intend to increase its share of the Minneapolis-St. Paul market, but rather to expand to other markets because it believes its long-term prospects for growth and stability may be enhanced by entering diverse markets. During the last three years, Rottlund has expanded to the Des Moines, Iowa, Indianapolis, Indiana, Southern New Jersey and Naples-Ft. Myers, Tampa, and Orlando, Florida markets. Rottlund is implementing its name brand builder strategy in these new markets.

    EXPANSION TO NEW MARKETS AND NEW BUSINESS. The Company believes that it can capitalize on the operating methods and strategies established in its existing markets for expansion to new markets. During fiscal 1997, Rottlund continued to grow in its new markets by increasing the number of homes closed versus fiscal 1996 from 87 to 111 in Naples-Fort Myers, 33 to 140 in Indianapolis, 12 to 67 in Tampa, 4 to 28 in Orlando and 7 to 94 in New Jersey. Management believes the Company can capitalize on the methods and techniques developed in these expansions as it expands further into other new markets as appropriate opportunities become available.

    PRODUCTS. The Company markets its homes to a wide range of buyers, including entry level, move-up and retirees. Accordingly, the Company offers a number of home styles and price ranges at various locations. The Company's product offerings include villas, townhomes and detached single family homes. Sales prices presently range from approximately $70,000 to $300,000, and the average sales price of homes being delivered during fiscal 1997 was approximately $134,000. Management believes the Company's ability and willingness to build homes in accordance with home buyers' needs will enable the Company to grow. Management believes that the Company's long-standing strategy of product diversification enables it to respond rapidly to changing market conditions and the cyclical nature of the home-building industry.

    COST CONTROL. The Company controls the cost of construction through the efficient design of its homes and favorable pricing from subcontractors due to the high volume of work performed for the Company. Rottlund uses an advanced, industry-specific management information system to control construction costs. This system allows the Company to monitor subcontractor performance and expenditures for each home built. All subcontracted work is authorized through the generation of purchase orders which are approved for payment by the Company's on-site construction supervisors upon completion of work. Any additional costs require authorization through the issuance of variance purchase orders which require reporting of the reason for the variance and measures taken to eliminate further variances. This strategy permits the Company to monitor gross margins on each individual home from the time a purchase agreement is signed through the building process to closing. The Company requires all subcontractors to perform all home construction and site improvement work on a fixed price basis. In addition, management continually monitors selling, general and administrative expenses in an effort to control overhead and improve efficiency.

    INVENTORY MANAGEMENT. Two of the major risks in the home-building industry are excessive home site inventory and inventory of completed homes. The Company attempts to reduce its vulnerability to these risks by (i) acquiring control of improved home sites through option contracts which allow the Company to build homes with relatively minimal capital expenditures and limited risks, (ii) acquiring land for development with seller financing, (iii) acquiring land through purchase agreements on a nonrecourse basis which enables the Company to obtain necessary governmental approvals before the acquisition of the land (generally, the down payment on a land purchase or option agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable), (iv) beginning construction of a single family home only after execution of a sales contract, receipt of satisfactory earnest money and, where applicable, a tentative mortgage approval, (v) minimizing inventory homes by requiring contracts for at least 75% of the units in attached buildings to be executed prior to construction, and (vi) controlling the number of finished homes held in inventory.

LAND ACQUISITION AND DEVELOPMENT

    The Company generally follows a policy of acquiring options to purchase land for future community developments. The Company attempts to acquire land with a minimum cash investment and the maximum degree of purchase money financing that the Company is able to obtain from sellers. The purchase money financing and purchase agreements are generally on a nonrecourse basis, thereby limiting the Company's financial exposure to the amounts invested in property and predevelopment costs. This policy may raise the cost of land the Company acquires somewhat, but significantly reduces risk to the Company. In addition, this policy allows the Company to obtain necessary development approvals prior to acquisition of land.

    The Company's purchase agreements are typically subject to numerous conditions including, but not limited to, the Company's ability to obtain necessary zoning and other governmental approvals for the proposed development. The Company believes it has been successful in obtaining local governmental approvals through proactive interaction with neighborhood and citizen groups. The Company maintains a policy of holding neighborhood meetings to gain support for its development activities. During the initial municipal approval process, the Company confirms the availability of utilities, conducts environmental reviews, arranges acquisition development and financing, and completes its marketing construction feasibility studies. As a result, the Company is generally able to begin marketing immediately after closing the land purchase. This results in reduced carrying costs and increased liquidity for future development opportunities.

    The Company has been able to acquire control of improved single family detached home sites through option contracts which enables the Company to build in an area if it purchases a specified number of home sites each month. Contracts of this nature enable the Company to begin offering homes for sale in a new community with relatively minimal capital expenditures and limited risk. Accordingly, the Company has adopted a strategy of acquiring control of single family detached home sites through option contracts when appropriate opportunities exist which meet the Company's marketing strategy. The Company expects the availability of such contracts to satisfy the majority of the Company's requirements for detached single family home sites. Due to the product-specific nature of the Company's attached home sites, the Company expects limited opportunities for option contracts for this portion of its developed home site requirements. Accordingly, the continuation of the Company's development activities to satisfy its land inventory requirements will depend upon its continued ability to locate, enter into contracts to acquire, obtain governmental approvals for, obtain acquisition and development financing for, consummate the acquisition of, and improve, suitable parcels of land.

                   AVAILABLE HOME SITE INVENTORY (ALL CITIES)

    The following table sets forth information with respect to the Company's available lot inventory by state as of March 31, 1997.

                                                                     HOMES UNDER CONSTRUCTION
                                                   TOTAL     -----------------------------------------  UNSOLD SITES AVAILABLE
MARKET                                           AVAILABLE    SOLD (1)      MODELS      INVENTORY (2)   FOR FUTURE CONSTRUCTION
----------------------------------------------  -----------  -----------  -----------  ---------------  -----------------------
Minnesota.....................................       1,132          211           22             61                  838
Florida.......................................         691           78           19             46                  548
Iowa..........................................         198           45           10             29                  114
Indiana.......................................         277           45           10             25                  197
New Jersey....................................          84           30            2              5                   47
                                                                                  --
                                                     -----          ---                         ---                -----
Total.........................................       2,382          409           63            166                1,744
                                                                                  --
                                                                                  --
                                                     -----          ---                         ---                -----
                                                     -----          ---                         ---                -----

------------------------

(1) Under contract and under construction but not yet closed.

(2) Inventory are homes which are unsold that are completed or in various stages of construction.

    Although the Company does not purchase land for speculation, the Company has and will purchase land with the intent of selling home sites within developments to other builders. Additionally, the Company has attempted to manage the risk of home building in particular areas through cooperation with other builders, such as Centex Homes Corporation, by building in the same subdivision. This arrangement provides for a diversity of types of homes in the Company's communities and the advantages of joint marketing.

    Rottlund strives to maintain a supply of developed home sites to meet anticipated homebuilding requirements for not more than 24 months. As of March 31, 1997 the Company had an aggregate of 1,744 home sites available for future construction which represents approximately a 13-month supply based on actual deliveries anticipated in fiscal 1998. The Company believes there is an adequate supply of undeveloped land in all metropolitan areas where it conducts business to maintain adequate home site inventories.

    Detached single family homes sold by the Company are marketed to move-up and entry-level buyers. Move-up homes are sold in the $170,000 to $300,000 price range while entry level homes are sold in the $110,000 to $160,000 price range. Detached single family homes are offered by the Company in a variety of floor plans and exterior styles with two, three and four bedrooms, two or more bathrooms and a two-car attached garage.

    The Company also offers attached product lines which offer a variety of floor plans and provide for certain options. Entry-level townhomes are sold in the $70,000 to $105,000 price range, and the balance of townhome sales are sold in the $100,000 to $200,000 price range. The Company believes that the fastest growing segments of the home buying market are singles and couples without children. The Company has adopted a strategy to capture these segments by developing expertise in the design, marketing, financing and construction of alternative or attached housing types which appeal to these segments.

    Contracts for the sale of homes are at fixed retail prices. The prices at which homes are offered have generally increased from time to time during the sellout period for each community and in response to cost increases, however, there can be no assurance that sales prices will increase in the future.

    All of the attached home communities are governed by a homeowner's association (the "Association"). The Company, acting as declarant, is responsible for the management of the Association until 75% of the homes within the Association are closed.

    The Company's line of homes is designed to promote efficient use of space and materials to minimize construction costs and time, thereby maximizing the value of the homes in the marketplace. The Company is continually developing new home designs to replace or augment existing home designs in an effort to assure that the Company's homes are responsive to current consumer preferences and are unique in the marketplace. In order to respond to consumer preferences the Company relies primarily upon its internal marketing department to analyze information gathered from buyer profiles, focus groups, exit interviews at model sites, telephone surveys and demographic data bases. For new designs, the Company has engaged a number of unaffiliated architectural firms in addition to its in-house architectural staff. All home designs are copyrighted by the Company. The Company does not license its home designs to other builders and vigorously pursues infringers.

    The Company expends considerable effort in developing a design and marketing concept for each of its communities. This includes determination of product line, layout of streets, layout of individual home sites or structures and overall community design. The communities have attractive entrances with distinctive signage and landscaping. The Company recognizes the importance of the sense of "neighborhood" and strives to create this feeling within its communities to preserve and enhance the investment of its home buyers.

CONSTRUCTION

    Rottlund acts as the general contractor for the construction of its residential communities. The Company's construction supervisors monitor the construction of each home, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes.

    The Company maintains a strategy of subcontracting all home construction at a fixed cost basis. The Company believes this strategy limits its financial exposure during downturns in the housing market. All subcontracted work is authorized by purchase orders which require approval for payment by the construction supervisor upon completion. Any additional costs require authorization through the issuance of variance purchase orders. All variances require reporting of the reason therefor, and measures taken to eliminate further variances.

    Subcontractors typically are retained by the Company for a specific time period or project pursuant to a contract which obligates the subcontractor to complete its duties at a fixed price. Contracts with the Company's subcontractors and material suppliers are entered into after competitive bidding during predetermined time periods or on a project by project basis.

    The construction of detached single family homes is generally tied to home buyer sales contracts to minimize the costs and risks of completed but unsold inventory. Similarly, the Company's policy is to require 75% of the units on attached home buildings having executed sales contracts prior to construction.

    Construction time for each home is tied to a construction schedule established for each of the Company's home types. Variances from the schedule are infrequent but may occur due to weather conditions or availability of labor, materials and supplies. The Company's line of homes is designed to promote efficient use of space and materials to minimize construction costs and time. The Company's construction schedules are typically from three to four months.

    The personnel of the Company's corporate headquarters are responsible for sales processing, estimating, architectural design, centralized purchasing through the generation of purchase orders, contract management, home site planning, obtaining governmental approvals, closing, accounting and warranty service, among other responsibilities. The Company's management information system is designed to monitor the progress of each home built by the Company, from acceptance of a sales contract to delivery of a completed home to the buyer. At any time after contract acceptance the Company can provide the home buyer with the construction status of its home and the anticipated delivery date.

    The Company historically has maintained its construction schedule throughout the entire year, despite seasonal climate changes in the Minneapolis-St. Paul and Des Moines metropolitan areas. However, additional winter construction charges are incurred due to propane heating costs, frost ripping charges, utility construction charges and special footing designs. The Company is also required to put into escrow at closing amounts to cover items which cannot be installed in the winter which may include driveways, sidewalks and air conditioning.

MARKETING AND SALES

    In Minnesota, Indiana, New Jersey and Florida, the Company sells its homes through commissioned employees who work from sales offices in model homes located in each Rottlund community. In addition, the Company cooperates with outside independent brokers on approximately 33% of all of its sales. The Company utilizes independent realtors for home sales in Iowa. In all instances, Company sales employees assist prospective buyers through the home buying process by providing information on the Company's line of homes, pricing, options and upgrades, mortgage financing, warranties, construction, and information regarding the Company itself. The Company provides a home buyer's guide to all prospective customers. The home buyer's guide highlights the steps and process of buying a new home in an effort to accurately set the expectations of the Company's customers. Sales personnel are trained by the Company and attend periodic meetings where they are updated on current financing, construction schedules, marketing and advertising plans.

    Rottlund has adopted a strategy of becoming a "name brand" builder in the Minneapolis-St. Paul market. This strategy has been implemented through its visible support of public television, the Children's Minneapolis Hospital, and other community organizations. Rottlund also advertises through newspaper, radio, TV and a billboard campaign. In its expansion to new markets, the Company over time will attempt to utilize this same strategy of advertising to increase customer awareness of the Company's products. In order to respond to consumer preferences, the Company relies upon its internal marketing department to analyze information which is gathered from buyer profiles, focus groups, exit interviews at model sites, telephone surveys, and demographic data bases. The Company's comprehensive marketing program also includes direct mail, participation in home tour events and use of fully merchandised model homes. Management believes model homes play an important role in demonstrating the functional use of space in the Company's homes and in allowing prospective buyers to experience the emotional aspects of the home buying process. The Company attempts to create attractive model homes and chooses interior merchandising for each type of home based upon the lifestyles of targeted customers.

    The Company builds most of its homes under the guidelines and specifications of the Federal Housing Administration (FHA) and the Veterans Administration
(VA), thereby providing eligible prospective buyers the added benefit of the availability of FHA/VA-insured mortgages. The Company may also from time to time help its customers secure below market interest rates by contributing points to buy-down the existing mortgage rates.

CUSTOMER SERVICE AND QUALITY CONTROL

    Rottlund is committed to providing a high level of customer service as an important component of its competitive strategy. The Company, through its on-site team of a sales representative and a construction supervisor maintains personalized contact with its customers.

    The Company's construction supervisors follow a 14-step inspection process on each home the Company builds. This process is followed to ensure each home meets or exceeds the Company's performance standards for its homes.

    Upon completion of construction of each home and prior to closing, an employee of the Company's Customer Care Department conducts a quality control inspection of the completed home. From this inspection, a list is created which sets forth those areas which do not meet the Company's performance standards and require correction by the contract builder. Also prior to closing, the Customer Care Department accompanies the buyer on a customer orientation of their home to demonstrate the proper use and care of the home including the mechanical equipment and other components of the home. At this time, additional items which do not meet the Company's performance standards may be added to the quality control inspection list. All such items are repaired or replaced within 15 days of being added to the quality control inspection list. At the customer orientation, the buyer is also familiarized with the service warranty process following closing on its home.

    The Company's Customer Care Department handles all service and warranty requests following the closing of each home. Management believes the participation of Customer Care personnel prior to and after closing reduces post-closing service costs, fosters the Company's reputation for service, and ultimately leads to the building of a referral base of business.

    The Company provides all home owners with a one-year comprehensive warranty and a two-year warranty on all mechanical systems and provides, from an unaffiliated insurance company, a five-year warranty on appliances (single-family product) and a ten-to fifteen-year structural warranty. The five-year appliance warranty and fifteen-year structural warranty are unique in the Minneapolis-St. Paul market and help to distinguish the Company from its competitors.

COMPETITION AND MARKET FACTORS

    The development and sale of residential properties is highly competitive and fragmented. The Company competes on the basis of a number of interrelated factors, including location, product design, perceived value, price and reputation in the marketplace with a number of national home builders and numerous local builders. The Company's homes must also compete with resale of existing homes and available rental housing. Management believes Rottlund's primary competitive advantages are based upon the following strengths: (i) product innovation, (ii) offering homes with the highest perceived value, (iii) product diversification which enables the Company to offer homes to all segments of the population, (iv) marketing programs and community involvement programs which have established Rottlund as a "name brand" builder in the Minneapolis-St. Paul market, (v) the location of its communities, and (vi) its reputation for superior customer service and quality.

    Rottlund maintains a strong position in its markets due in part to product innovation. The Company's ability to respond to the changing needs of home buyers has allowed it to continue to grow despite declining demand for previously popular products. The Company continuously examines its markets to determine if certain housing needs are not being met and attempts to design and build homes to meet such needs. Management believes this is one of the primary reasons for its long-term success. The Company's years of experience provide it with expertise in the area of design, construction and financing of attached housing. The Company believes that this experience is especially important in the attached home market which is subject to stricter regulation than the detached home market.

    The housing industry is cyclical and affected by consumer confidence levels, prevailing economic conditions and interest rate levels. Other factors affecting the industry include increases in construction costs, increases in costs associated with home ownership such as property taxes, changes in consumer preferences and demographic trends. The Company believes its experience provides a sound understanding of the nature of the industry which enables it to base its strategic planning on such cyclical conditions.

EMPLOYEES

    As of March 31, 1997, the Company employed 244 persons, 44 as on-site sales personnel, 63 involved in construction, 18 as customer care personnel, 11 as estimating, drafting and architectural design personnel, 98 as executive, administrative and clerical personnel and 10 through its mortgage subsidiary. The Company's employees are not covered by a collective bargaining agreement and the Company believes its relationships with its employees are good.

GOVERNMENTAL REGULATION

    The Company's business is subject to regulation by a variety of state and federal laws and regulations relating to, among other things, advertising, charging, collection of state sales and use taxes and product safety. While the Company believes it is presently in material compliance with such regulations, in the event that it should be determined that the Company is not in compliance with all such laws and regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines and other penalties.

ITEM 2.  PROPERTIES

    The Company's principal offices are located at 2681 Long Lake Road, Minneapolis, Minnesota 55113. The offices total 10,000 square feet, and are leased from an unrelated party through March 31, 1999, at a base annual rent of $94,000. Various computer equipment and office furniture are also leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently a party to any material pending legal proceedings. From time to time the Company may become involved in routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

    There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded under the symbol "RHOM" on the NASDAQ National Market System.

    The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters of the two years ended March 31, 1996 and 1997. Quotations for such periods are as reported by NASDAQ for National Market System issues.

STOCK QUOTATIONS

                                                                                     HIGH         LOW
                                                                                     -----        ---
Fiscal 1997
  First Quarter.................................................................           81/2         61/2
  Second Quarter................................................................           8           5
  Third Quarter.................................................................           71/4         41/2
  Fourth Quarter................................................................           6           45/8
Fiscal 1996
  First Quarter.................................................................           71/4         51/2
  Second Quarter................................................................           81/4         63/4
  Third Quarter.................................................................           81/2         61/4
  Fourth Quarter................................................................           91/2         61/4

    As of June 26, 1997, the Company had 155 holders of record of its Common Stock.

    The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A.. 161 North Concord Exchange. South St. Paul, Minnesota, 55075-0738, telephone: (612) 450-4064.

    The Company has not paid any dividends on its Common Stock since its initial public offering in October 1992 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. In addition, the terms of the Company's 9.42% Senior Notes Due December 1, 2004 and the 12.11% Senior Notes Due December 1, 2004 contain restrictions on the ability of the Company to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON

    The following table sets forth selected financial data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and "Management's Discussion and Analysis of Results of Operations and Financial Conditions." The Company's income statement and balance sheet data for each of the years set forth below have been derived from financial statements which have been audited by Arthur Andersen LLP, independent public accountants.

                                                            1997        1996        1995       1994       1993
                                                         ----------  ----------  ----------  ---------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND UNIT DATA)
INCOME STATEMENT DATA:
  Net sales............................................  $  180,457  $  131,583  $  116,520  $  94,076  $  82,075
  Cost of sales........................................     156,332     110,589      96,344     78,292     69,661
                                                         ----------  ----------  ----------  ---------  ---------
  Gross profit.........................................      24,125      20,994      20,176     15,784     12,414
  Selling, general and administrative expenses.........      19,569      13,671      13,307      9,469      6,739
  Write-down of land(1)................................       1,500      --          --         --         --
                                                         ----------  ----------  ----------  ---------  ---------
  Operating income.....................................       3,056       7,323       6,869      6,315      5,675
  Interest expense.....................................         958         153         295        198        239
                                                         ----------  ----------  ----------  ---------  ---------
  Income before provision for income taxes.............       2,098       7,170       6,574      6,117      5,436
  Provision for income taxes...........................         862       2,928       2,695      2,500        452
                                                         ----------  ----------  ----------  ---------  ---------
    Net income.........................................  $    1,236  $    4,242  $    3,879  $   3,617  $   4,984
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------
ACTUAL AND PRO FORMA INCOME STATEMENT DATA(2):
  Income before provision for income taxes.............  $    2,098  $    7,170  $    6,574  $   6,117  $   5,436
  Provision for income taxes...........................         862       2,928       2,695      2,500      2,200
                                                         ----------  ----------  ----------  ---------  ---------
  Net income...........................................  $    1,236  $    4,242  $    3,879  $   3,617  $   3,236
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------
  Net income per share.................................  $      .22  $      .74  $      .68  $     .64  $     .66
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------
  Weighted average shares outstanding..................       5,735       5,749       5,661      5,645      4,875
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------
OPERATING DATA:
  Number of home sales closed..........................       1,346       1,187       1,003        867        885
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------
  Average sales price..................................  $      134  $      111  $      116  $     108  $      93
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------
BALANCE SHEET DATA:
  Inventories and properties held for development or
    sale...............................................  $   81,825  $   74,650  $   60,450  $  42,604  $  30,024
  Total assets.........................................      96,234      83,756      68,549     50,330     34,169
  Notes and mortgage notes payable.....................      54,137      40,584      33,746     18,673     10,229
  Shareholders' equity.................................  $   26,819  $   25,396  $   21,033  $  17,030  $  13,303

------------------------
(1) The Company recorded a noncash write-down of land development costs and finished lots at development sites in Florida and Indiana in fiscal 1997. See Note 1 of the Notes to Consolidated Financial Statements.

(2) The pro forma income statement data reflects the effects on the historical income statement data for the year ended March 31, 1993 and is presented as if the Company had been treated as a taxable Corporation for income tax purposes (assuming a 40% combined effective tax rate).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    The following table sets forth for the periods indicated unit activity, average sales price and revenue from home sales:

                                                                                   YEARS ENDED
                                                                                     MARCH 31
                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
Homes closed:
  Single family.................................................             397             181             230
  Multi-family..................................................             949           1,006             773
Average sales price:
  Single family.................................................  $      199,000  $      154,000  $      173,000
  Multi-family..................................................         107,000         103,000          99,000
Net sales:
  Single family.................................................  $   79,083,000  $   27,916,000  $   39,852,000
  Multi-family..................................................     101,374,000     103,667,000      76,668,000
                                                                  --------------  --------------  --------------
Total net sales                                                   $  180,457,000  $  131,583,000  $  116,520,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

    The following table sets forth the Company's backlog (homes under contract but not closed):

MARCH 31                                                         NUMBER OF HOMES      SALES VALUE
------------------------------------------------------------  ---------------------  -------------
1997........................................................              409        $  60,908,000
1996........................................................              533        $  69,319,000
1995........................................................              421        $  44,255,000

    The Company estimates that the period between receipt of sales contracts and delivery of completed homes to the purchasers is generally four to six months. The Company's backlog historically tends to increase between January and April. Trends in the Company's backlog are subject to change from period to period based upon economic conditions including consumer confidence levels, interest rates and the availability of mortgages.

RESULTS OF OPERATIONS

    YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

    The Company's home sales increased $48.9 million or 37% during fiscal 1997 as compared to fiscal 1996 as a result of a 13.4% increase in the number of homes closed combined with an 29% increase in the average sales price of single family homes closed and a 4% increase in the average sales price of multifamily homes closed. The increase in the average sales price of single family homes was principally due to a greater number of homes closed in Tampa, Orlando and New Jersey where the products are larger and sold at higher price levels than those achieved historically in single family developments.

    Gross profit increased by $3.1 million or 15% during fiscal 1997 as compared to fiscal 1996. Gross profit margins decreased to 13% in fiscal 1997 from 16% in fiscal 1996. This decrease was primarily due to rising material and labor costs caused by the strength in the homebuilding industry as well as tight labor markets in many of the Company's markets, and slower sales than anticipated in some of the Company's newer markets.

    Selling, general and administrative expenses increased by 43.1% to $19.6 million in fiscal 1997 from $13.7 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 10.8% in fiscal 1997 from 10.4% in fiscal 1996.

    Interest expense was $958,000 in fiscal 1997 as compared to $153,000 in fiscal 1996 due to an increased percentage of borrowings under the Company's credit facility. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of sales when the related homes are delivered to purchasers. Accordingly, total interest incurred by the Company was approximately $5.2 million for fiscal 1997 and $3.9 million for fiscal 1996. This increase was primarily due to increased borrowings to fund the Company's increased business level.

    The Company's tax rate was approximately 41% in fiscal 1997 and 1996 which reflects the federal statutory rate plus the effect of state income taxes, net of federal benefit.

    Net income decreased from $4.2 million in fiscal 1996 to $1.2 million in fiscal 1997. This decrease was primarily due to a noncash write-down of $1.5 million, representing an inventory valuation adjustment of certain land for approximately 250 unsold lots located in Orlando and Indianapolis, and an overall decline in the gross profit margin partially offset by an increase in home sales.

    YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

    The Company's home sales increased $15.1 million or 13% during fiscal 1996 as compared to fiscal 1995 as a result of a 18.3% increase in the number of homes closed combined with an 11% decrease in the average sales price of single family homes closed and a 4% increase in the average sales price of multifamily homes closed. This decrease in the average sales price of single family homes was principally due to a change in the product mix in which more homes were sold on smaller lots at price levels which are generally lower than those achieved historically in single family developments.

    Gross profit increased by $818,000 or 3% during fiscal 1996 as compared to fiscal 1995. Gross profit margins decreased to 16% in fiscal 1996 from 17.3% in fiscal 1995. This decrease was primarily due to increased sales concessions early in the year used to stimulate business and additional fixed costs relating to the Company's expansion into the Indianapolis, Indiana and Orlando and Tampa, Florida markets. Management believes that changes in the average sales price of homes closed and related gross profit margins are attributable to discrete factors at each development, including product mix and premium lot availability, and can not be predicted for future periods with any degree of certainty.

    Selling, general and administrative expenses increased by 2.7% to $13.7 million in fiscal 1996 from $13.3 million in fiscal 1995. This increase was less than the increase in home sales as investment in new markets began to be reflected by increased revenues from these markets. As a percentage of net sales, selling, general and administrative expenses decreased to 10.4% in fiscal 1996 from 11.4% in fiscal 1995.

    Interest expense was $153,000 in fiscal 1996 as compared to $295,000 in fiscal 1995. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of sales when the related homes are delivered to purchasers. Accordingly, total interest incurred by the Company was approximately $3.9 million for fiscal 1996 and $1.6 million for fiscal 1995. This increase was primarily due to increased borrowings to fund the Company's increased business level.

    The Company's tax rate was approximately 41% in fiscal 1996 and 1995 which reflects the federal statutory rate plus the effect of state income taxes, net of federal benefit.

    Net income increased from $3.9 million in fiscal 1995 to $4.2 million in fiscal 1996. As discussed above, this increase was primarily due to an increase in home sales and a reduction in the percentage of net sales relating to selling, general and administrative expense partially offset by a decline in the gross profit percentage.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows used for operating activities increased $7.5 million from ($2.3) million in fiscal 1996 to ($9.8) million for fiscal 1997. This increase was primarily due to increased investments in residential housing completed and under construction resulting from the Company's expansion to additional geographic regions, combined with an increase in sales activity. Cash flows used for investing activities were not significant. Cash flows provided by financing activities increased by $13.4 million from $336,000 in fiscal 1996 to $13.7 million in fiscal 1997. This increase was primarily due to increased borrowings under the Company's revolving credit facility to finance the increased level of business over the previous year, and the resulting higher levels of land inventory and residential housing completed and under construction.

    Cash flows used for operating activities decreased $12.9 million from $(15.2) million for fiscal 1995 to $(2.3) million in fiscal 1996. This decrease was primarily due to increased investments in land, development costs and finished lots caused by the Company's expansion to additional geographic regions. Cash flows used for investing activities were not significant. Cash flows provided by financing activities decreased by $14.9 million from $15.2 million for fiscal 1995 to $300,000 for fiscal 1996. This decrease was primarily due to slower growth in additional investments in land, development costs and finished lots.

    The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. In December 1994, the Company issued $25 million of 12.11% Senior Notes payable and in February 1996, the Company issued an additional $10 million of 9.42% Senior Notes payable (collectively referred to as the "Senior Notes"). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. Principal and interest payments of approximately $552,000 are due monthly through December 2004.

    At March 31, 1997, the Company also had an $18.0 million unsecured revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $15.2 million at March 31, 1997. The issuance of the Senior Notes and the availability of the unsecured line of credit provide additional liquidity and flexibility to the Company over the next two to three years. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home-building activities and debt service including the Company's recent expansions to Iowa, Florida, New Jersey and Indiana. The Company has no significant commitments as of March 31, 1997 requiring the use of funds.

    The Company has generally been able to secure financing for its acquisition, development and construction activities, and management believes that such arrangements will continue to be available on terms satisfactory to the Company. There can be no assurance, however, that continued financing for land acquisitions will be available or, if available, will be on terms satisfactory to the Company.

INFLATION AND EFFECTS OF CHANGING PRICES

    Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless such costs are recovered through higher sales prices, gross profit margins will decrease. As interest rates increase, construction and financing costs, as well as the cost of borrowing funds, also increase which can result in lower gross profits. High mortgage interest rates would make it more difficult for the Company's customers to qualify for home mortgage loans. These factors have a much more significant effect on the Company's operations than does seasonality, in part because homes can be constructed year-round.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the company as of March 31, 1997 and 1996 together with the Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            -----
Report of Independent Public Accountants...............................................          14

Consolidated Balance Sheets as of March 31, 1997 and 1996..............................          15

Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996 and
  1995.................................................................................          16

Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1997,
  1996 and 1995........................................................................          17

Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996 and
  1995.................................................................................          18

Notes to Consolidated Financial Statements.............................................          19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Rottlund Company, Inc.:

    We have audited the accompanying consolidated balance sheets of The Rottlund Company, Inc. (a Minnesota corporation) and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Rottlund Company, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
May 16, 1997

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 AS OF MARCH 31

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                1997       1996
                                                                                              ---------  ---------
                                                      ASSETS

CASH AND CASH EQUIVALENTS...................................................................  $   7,016  $   3,437

ESCROW AND OTHER RECEIVABLES................................................................      1,512      1,995

LAND, DEVELOPMENT COSTS AND FINISHED LOTS...................................................     49,236     48,939

RESIDENTIAL HOUSING COMPLETED AND UNDER CONSTRUCTION........................................     32,589     25,711

PROPERTY AND EQUIPMENT, net.................................................................        710        693

DEFERRED INCOME TAXES.......................................................................      1,350        517

INTANGIBLE AND OTHER ASSETS, net............................................................      3,821      2,464
                                                                                              ---------  ---------

                                                                                              $  96,234  $  83,756
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Revolving credit facility.................................................................  $  15,185  $     500
  Senior notes payable......................................................................     33,868     35,000
  Mortgage notes payable....................................................................      5,084      5,084
  Accounts payable..........................................................................      9,289     10,764
  Accrued liabilities.......................................................................      4,079      3,921
  Income taxes payable......................................................................      1,910      3,091
                                                                                              ---------  ---------
      Total liabilities.....................................................................     69,415     58,360
                                                                                              ---------  ---------
                                                                                              ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 10,000 shares authorized; none issued....................     --         --
  Common stock, $.10 par value, 40,000 shares authorized; 5,716 and 5,683 shares issued and
    outstanding.............................................................................        138        134
  Paid-in capital...........................................................................     11,656     11,473
  Retained earnings.........................................................................     15,025     13,789
                                                                                              ---------  ---------
      Total shareholders' equity............................................................     26,819     25,396
                                                                                              ---------  ---------
                                                                                              $  96,234  $  83,756
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED MARCH 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
NET SALES....................................................................  $  180,457  $  131,583  $  116,520
COST OF SALES................................................................     156,332     110,589      96,344
                                                                               ----------  ----------  ----------
GROSS PROFIT.................................................................      24,125      20,994      20,176
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE..................................      19,569      13,671      13,307
WRITE-DOWN OF LAND...........................................................       1,500      --          --
                                                                               ----------  ----------  ----------
    Operating income.........................................................       3,056       7,323       6,869
INTEREST EXPENSE.............................................................         958         153         295
                                                                               ----------  ----------  ----------
    Income before provision for income taxes.................................       2,098       7,170       6,574
PROVISION FOR INCOME TAXES...................................................         862       2,928       2,695
                                                                               ----------  ----------  ----------
    Net income...............................................................  $    1,236  $    4,242  $    3,879
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
NET INCOME PER SHARE.........................................................  $      .22  $      .74  $      .68
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING..........................................       5,735       5,749       5,661
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR THE YEARS ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                                 COMMON STOCK
                                                                           ------------------------   PAID-IN   RETAINED
                                                                             SHARES       AMOUNT      CAPITAL   EARNINGS
                                                                           -----------  -----------  ---------  ---------
BALANCE, March 31, 1994..................................................       5,646    $     131   $  11,231  $   5,668
  Net income.............................................................      --           --          --          3,879
  Stock issued under employee stock purchase plan........................          15            1         123     --
                                                                                -----        -----   ---------  ---------
BALANCE, March 31, 1995..................................................       5,661          132      11,354      9,547
  Net income.............................................................      --           --          --          4,242
  Stock issued under employee stock purchase plan........................          22            2         119     --
                                                                                -----        -----   ---------  ---------
BALANCE, March 31, 1996..................................................       5,683          134      11,473     13,789
  Net income.............................................................      --           --          --          1,236
  Stock issued under employee stock purchase plan........................          22            3         125     --
  Stock options exercised................................................          11            1          58     --
                                                                                -----        -----   ---------  ---------
BALANCE, March 31, 1997..................................................       5,716    $     138   $  11,656  $  15,025
                                                                                -----        -----   ---------  ---------
                                                                                -----        -----   ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                                   1997        1996        1995
                                                                                 ---------  ----------  ----------
OPERATING ACTIVITIES:
  Net income...................................................................  $   1,236  $    4,242  $    3,879
  Adjustments to reconcile net income to net cash used for operating activities--
    Depreciation and amortization..............................................        479         233         179
    Write-down of land.........................................................      1,500      --          --
    Deferred income taxes......................................................       (833)       (186)        (53)
    Change in operating items:
      Escrow and other receivables.............................................        483        (848)        127
      Land, development costs and finished lots................................     (1,797)     (2,193)    (12,365)
      Residential housing completed and under construction.....................     (6,878)     (3,137)     (5,481)
      Intangible and other assets..............................................     (1,457)     (1,199)       (459)
      Accounts payable.........................................................     (1,475)     (2,196)       (630)
      Accrued liabilities......................................................        158         789         (67)
      Income taxes payable.....................................................     (1,181)      2,218        (328)
                                                                                 ---------  ----------  ----------
        Net cash used for operating activities.................................     (9,765)     (2,277)    (15,198)
                                                                                 ---------  ----------  ----------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net......................................       (383)       (307)       (147)
  Net cash received from acquisition (Note 2)..................................     --             109      --
  Other........................................................................        (13)        (19)        (56)
                                                                                 ---------  ----------  ----------
        Net cash used for investing activities.................................       (396)       (217)       (203)
                                                                                 ---------  ----------  ----------
FINANCING ACTIVITIES:
  Proceeds from (repayments of) revolving credit facility, net.................     14,685         500      (2,429)
  Proceeds from issuance of senior notes payable...............................     --          10,000      25,000
  Proceeds from mortgage notes payable.........................................      5,205       1,117      28,503
  Repayments of senior notes payable...........................................     (1,132)     --          --
  Repayments of mortgage notes payable.........................................     (5,205)    (11,402)    (36,001)
  Proceeds from stock options exercised........................................         59      --          --
  Proceeds from stock issued under employee stock purchase plan................        128         121         124
                                                                                 ---------  ----------  ----------
        Net cash provided by financing activities..............................     13,740         336      15,197
                                                                                 ---------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      3,579      (2,158)       (204)
CASH AND CASH EQUIVALENTS:
  Beginning of year............................................................      3,437       5,595       5,799
                                                                                 ---------  ----------  ----------
  End of year..................................................................  $   7,016  $    3,437  $    5,595
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITY:
    Cash paid for interest, net of amounts capitalized.........................  $     906  $      153  $      295
    Cash paid for income taxes.................................................  $   2,948  $    1,010  $    2,957

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

    The Rottlund Company, Inc. (a Minnesota corporation) and its subsidiaries, collectively referred to as the Company, are engaged in the design, construction, marketing and sale of residential real estate. The Company's primary developments are in Minnesota, with additional development sites in Iowa, Florida, Indiana and New Jersey; accordingly, the Company's operations can be impacted significantly by the residential real estate market conditions in each of these geographic areas.

    The Company also has a wholly owned subsidiary which is engaged in the business of originating residential mortgage loans as a correspondent for various mortgage banking companies. To date, such mortgage activity has not been significant. The Company is exploring several options relating to its mortgage subsidiary, including its potential sale or other disposition and has provided reserves it believes are adequate to cover the estimated cost of such disposition.

    The Company has generally been able to secure financing for its acquisition, development and construction activities, and management believes that such arrangements will continue to be available on terms satisfactory to the Company. There can be no assurance, however, that continued financing for land acquisitions will be available or, if available, will be on terms satisfactory to the Company.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of The Rottlund Company, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

REVENUE RECOGNITION

    Revenue from sales of properties is recognized upon a formal closing and conveyance of title to the buyer. Escrow receivables represent funds held in escrow because the Company is obligated to perform minor activities subsequent to formal closing. Customer earnest money deposits received under binding purchase agreements are reflected as accrued liabilities until formal closing.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 1997 and 1996, approximately $597,000 and $573,000, respectively, of cash and cash equivalents was restricted for customer earnest money deposits.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
LAND, DEVELOPMENT COSTS AND FINISHED LOTS

    Direct costs related to land development, including land acquisition costs; improvement and construction costs for clearing and grading, roads and utility systems; architectural, surveying, engineering and legal fees; and real estate taxes, are capitalized as costs of land. The Company also capitalizes interest incurred in connection with land held for development. Interest of approximately $4,196,000, $3,698,000 and $1,329,000 was capitalized in fiscal 1997, 1996 and
1995, respectively. Aggregate development costs are allocated to finished lots and charged to cost of sales upon a formal closing and conveyance of title to the buyer.

    During fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and that impairment losses be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Prior to the adoption of SFAS No. 121, inventories were recorded at the lower of cost or net realizable value for each parcel or subdivision. Under SFAS No. 121, inventories to be held and used are stated at cost unless a subdivision is determined to be impaired, in which case the impaired inventories are written down following the provisions of SFAS No. 121. Write-downs of impaired inventories are recorded as adjustments to the cost basis of the respective inventory.

    The Company recorded a noncash write-down of land, development costs and finished lots at development sites in Florida and Indiana of $1,500,000 in fiscal 1997. The impairment was determined by the Company's management based on decreases in the market value of the sites as well as development costs which were in excess of management's original estimates. Management determined the fair value of these development sites based on various methods, including discounted cash flow projections and evaluations of comparable market prices of land, as appropriate. The write-down for impairment of long-lived assets was calculated in accordance with the requirements of SFAS No. 121 but was not necessitated by the implementation of SFAS No. 121. Had the Company not adopted SFAS No. 121, a similar write-down would have been required.

    The estimation process involved in determining if assets have been impaired and in determining fair value is inherently uncertain since it requires estimates of current market yields, as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the estimates applied to the Company's real estate projects is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may differ materially from the estimated fair values as described herein.

RESIDENTIAL HOUSING COMPLETED AND UNDER CONSTRUCTION

    Residential housing completed and under construction represents the direct costs of construction of single-family and multifamily home projects, excluding land costs. Residential housing is valued at the lower of cost or estimated fair value.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Additions and major renewals are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is provided using accelerated methods, principally over three to five years for model home furnishings and five to seven years for furniture and equipment. Accumulated depreciation totaled $725,000 and $383,000 as of March 31, 1997 and 1996, respectively.

INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist primarily of the excess of the purchase price paid for business acquisitions over the net assets acquired, deferred financing costs and deposits for the option to acquire land. The excess of the purchase price paid for business acquisitions over the net assets acquired is being amortized over 20 years, with accumulated amortization of $50,000 and $0 as of March 31, 1997 and 1996, respectively. Deferred financing costs are amortized over the lives of the respective financing agreements, with accumulated amortization of $87,000 and $49,000 as of March 31, 1997 and 1996, respectively. Deposits for the option to acquire land are capitalized as land, development costs and finished lots at the time of exercise or are charged to expense upon expiration.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

PRODUCT WARRANTY

    The Company warrants its residential housing for periods of 10 and 15 years. The Company purchases insurance coverage for periods after two years. Warranty costs are estimated at the time of sale and adjusted annually to reflect ultimate experience. Product warranty costs are included in cost of sales in the accompanying consolidated statements of operations.

ADVERTISING

    The Company's advertising expense amounted to $1,795,000, $1,352,000 and $1,440,000 in fiscal 1997, 1996 and 1995, respectively.

NEW ACCOUNTING PRONOUNCEMENT

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which changes the way companies calculate earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. The Company is required to adopt SFAS No. 128 in fiscal 1998, at which time all prior year earnings per share amounts will be restated. If the Company had adopted SFAS No. 128 during fiscal 1997, its effect on reported earnings per share would not have been material.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

2.  ACQUISITION:

    On February 20, 1996, the Company acquired certain assets, including land, work in process and contractual rights, and assumed certain liabilities of Kevin Scarborough, Inc. (Scarborough), a residential home builder operating in New Jersey. The purchase price, which included liabilities assumed by the Company, was approximately $9,800,000. The acquisition was accounted for using the purchase method of accounting, which resulted in an excess of the purchase price over the net assets acquired of approximately $1,000,000. In connection with the acquisition, the Company entered into employment agreements with certain key employees who were former shareholders of Scarborough. These agreements have five-year terms and provide for compensation based in part on earnings of the acquired Scarborough operations. Results of operations of Scarborough have been included in the accompanying consolidated financial statements from the date of acquisition.

    The following unaudited pro forma financial data give effect to the Scarborough acquisition as if it had occurred on the first day of each period presented. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Scarborough. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the acquisition had been effected during the periods presented. The pro forma financial information reflects adjustments to record the excess purchase price over the fair value of net assets acquired and adjust income taxes for the pro forma adjustments (in thousands, except per share data):

                                                                             YEARS ENDED
                                                                               MARCH 31
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Net sales.............................................................  $  147,467  $  135,963
Net income............................................................       3,405       3,987
Net income per share..................................................        0.59        0.70

3.  DEBT:

REVOLVING CREDIT FACILITY

    In October 1996, the Company entered into a new unsecured revolving credit agreement (the Credit Facility) with a group of banks that provides borrowings of up to $18 million, of which $5 million may be used for letters of credit. Borrowings under the Credit Facility are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots, residential housing completed and under construction, and the working capital of the Company less amounts outstanding under the Senior Notes as herein defined. Borrowings under the Credit Facility bear interest at the greater of the agent bank's base rate or the federal funds rate plus 0.5% (9.0% as of March 31, 1997). As of March 31, 1997, borrowings outstanding under the Credit Facility's line of credit totaled $15,185,000, outstanding letters of credit totaled $1,083,000 and $1,732,000 was available for borrowing. The Credit Facility expires in October 1999.

    Prior to October 1996, the Company had an $8 million revolving credit facility which included up to $2 million for letters of credit. Interest was at the bank's prime rate plus 1.0%. Borrowings were personally guaranteed by two shareholders/officers of the Company.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

3.  DEBT: (CONTINUED)
    During fiscal 1997, 1996 and 1995, the maximum balance outstanding under current and former revolving credit facilities was $16,585,000, $6,500,000 and $4,355,000, respectively, and the average balance was $9,507,000, $1,464,000 and $1,360,000, respectively. The weighted average interest rate during such years was 8.9%, 9.6% and 9.2%, respectively. The carrying amount of borrowings outstanding under current and former revolving credit facilities as of March 31, 1997 and 1996 approximates their fair value due to their current maturities and/or variable interest rates.

SENIOR NOTES PAYABLE

    In December 1994, the Company issued $25 million of 12.1% senior notes payable, and in February 1996, the Company issued an additional $10 million of 9.4% senior notes payable (collectively, the Senior Notes). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. Interest on the Senior Notes was due monthly through November 1996, with monthly principal and interest payments of approximately $552,000 due from December 1996 through December 2004. As of March 31, 1997 and 1996, the fair value of the Senior Notes was approximately $35,690,000 and $37,798,000, respectively.

MORTGAGE NOTES PAYABLE

    Mortgage notes payable are primarily for the acquisition and development of land, with fixed interest rates ranging from 7.5% to 9.0% and variable interest rates at prime plus 1.0%. These nonrecourse notes are collateralized by land with a carrying cost of approximately $7,424,000 as of March 31, 1997 and mature at various dates through December 2001. The carrying amount of mortgage notes payable approximates their fair value due to their current maturities and/or variable interest rates.

    Scheduled annual maturities of the Senior Notes and mortgage notes payable as of March 31, 1997 are as follows (in thousands):

FISCAL YEAR
-----------------------------------------------------------------------------------
1998...............................................................................  $   4,616
1999...............................................................................      5,164
2000...............................................................................      4,967
2001...............................................................................      4,255
2002...............................................................................      4,748
Thereafter.........................................................................     15,202
                                                                                     ---------
                                                                                     $  38,952
                                                                                     ---------
                                                                                     ---------

    The Senior Notes and the Credit Facility contain various restrictive covenants, including among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations. The Company was in compliance with, or had obtained waivers for, all covenants as of March 31, 1997.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

4.  INCOME TAXES:

    The following summarizes the provision for income taxes (in thousands):

                                                                        YEARS ENDED MARCH 31
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Current payable:
  Federal........................................................  $   1,346  $   2,424  $   2,115
  State..........................................................        349        690        633
Deferred.........................................................       (833)      (186)       (53)
                                                                   ---------  ---------  ---------
Provision for income taxes.......................................  $     862  $   2,928  $   2,695
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The components of deferred income taxes consist of the following as of March 31 (in thousands):

                                                                                 1997       1996
                                                                               ---------  ---------
Warranty reserves............................................................  $     554  $     226
Inventory (including write-down of land).....................................        493        128
Other accrued liabilities....................................................        217        112
Other........................................................................         86         51
                                                                               ---------  ---------
Deferred income tax asset....................................................  $   1,350  $     517
                                                                               ---------  ---------
                                                                               ---------  ---------

    A reconciliation of the Company's statutory federal income tax rate to the effective tax rate is as follows:

                                                                            YEARS ENDED MARCH 31
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Statutory federal rate...............................................       34.0%      34.0%      34.0%
State income taxes, net of federal benefit...........................        5.8        6.3        6.3
Other................................................................        1.3        0.5        0.7
                                                                             ---        ---        ---
Effective tax rate...................................................       41.1%      40.8%      41.0%
                                                                             ---        ---        ---
                                                                             ---        ---        ---

5.  SHAREHOLDERS' EQUITY:

STOCK OPTION PLANS

    The Company has a stock option plan (the Plan) which provides for the granting of options to designated employees, nonemployees and consultants of the Company to purchase up to an aggregate of one million shares of common stock at an exercise price not less than the fair market value of the common stock on the dates the options are granted. The options become exercisable in equal amounts over a five-year period from the date of grant and expire ten years from the date of grant.

    The Company also has a director stock option plan (DSOP), pursuant to which 100,000 shares of common stock have been reserved for the granting of stock options to the Company's outside directors. Under the DSOP, the Company granted an initial option for the purchase of 1,000 shares to each of the two outside directors and thereafter will grant stock options for the purchase of 1,000 additional shares of common stock annually for each year of continued service on the board. Each option is granted at fair

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

5.  SHAREHOLDERS' EQUITY: (CONTINUED)
market value on the date of grant and is exercisable for a period of four years commencing one year after the date of grant.

    The following table summarizes activity in the stock option plans:

                                                                                        WEIGHTED
                                                                   NUMBER OF SHARES      AVERAGE
                                                                 --------------------   EXERCISE
                                                                 THE PLAN     DSOP        PRICE
                                                                 ---------  ---------  -----------
Balance, March 31, 1994........................................    270,700      2,000   $    5.96
  Granted......................................................     79,172      1,000        6.89
  Canceled.....................................................    (50,000)    --            7.50
                                                                 ---------  ---------       -----
Balance, March 31, 1995........................................    299,872      3,000        5.91
  Granted......................................................    128,468      2,000        8.12
                                                                 ---------  ---------       -----
Balance, March 31, 1996........................................    428,340      5,000        6.59
  Granted......................................................    166,196      2,000        5.38
  Exercised....................................................    (10,420)    --            5.62
  Canceled.....................................................     (8,480)    (3,000)       5.87
                                                                 ---------  ---------       -----
Balance, March 31, 1997........................................    575,636      4,000   $    6.26
                                                                 ---------  ---------       -----
                                                                 ---------  ---------       -----
Options exercisable as of March 31, 1997.......................    240,402      2,000   $    6.02
                                                                 ---------  ---------       -----
                                                                 ---------  ---------       -----
Shares available for future grants.............................    405,464     92,000
                                                                 ---------  ---------
                                                                 ---------  ---------

    Shares outstanding under the stock option plans as of March 31, 1997 have exercise prices ranging from $5.13 to $8.87 and a weighted average remaining contractual life of 7.8 years.

    Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue to account for its stock option plans under the provisions of APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation costs for these plans been recorded at fair value consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                               1997       1996
                                                                             ---------  ---------
Net income (in thousands):
  As reported..............................................................  $   1,236  $   4,242
  Pro forma................................................................      1,168      4,205

Earnings per share:
  As reported..............................................................  $    0.22  $    0.74
  Pro forma................................................................       0.20       0.73

    The weighted average fair values of options granted in fiscal 1997 and 1996 were $2.64 and $3.70, respectively.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

5.  SHAREHOLDERS' EQUITY: (CONTINUED)
    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

                                                                   1997             1996
                                                              ---------------  ---------------
Risk-free interest rate.....................................      5.97%-6.11%      6.11%-7.09%
Expected life...............................................       5-10 Years       5-10 Years
Expected volatility.........................................          34%-36%          39%-42%
Expected dividend yield.....................................             None             None

    Because the measurement provisions of SFAS No. 123 have not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

STOCK WARRANTS

    In conjunction with the Company's initial public offering in October 1992, warrants were issued to the underwriter to purchase 112,000 shares of common stock at $6.525 per share. The warrants are fully vested and exercisable through October 1997.

EMPLOYEE STOCK PURCHASE PLAN

    The Company sponsors an employee stock purchase plan (the Purchase Plan). A total of 125,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower fair market value of the common stock at certain dates. During the years ended March 31, 1997, 1996 and 1995, employee contributions of approximately $128,000, $121,000 and $124,000, respectively, were used to purchase common stock under the terms of the Purchase Plan.

6.  RETIREMENT SAVINGS PLAN:

    The Company sponsors a 401(k) profit-sharing plan which covers all employees over the age of 20 who elect to participate. The Company may, at its discretion, make contributions to the 401(k) plan. All plan contributions vest in equal installments over a five-year period. The Company contributed $83,000, $53,000 and $47,000 to the 401(k) plan in fiscal 1997, 1996 and 1995, respectively.

7.  COMMITMENTS AND CONTINGENCIES:

LETTERS OF CREDIT AND BONDS

    Letters of credit are issued by banks and bonds are issued by insurance companies on behalf of the Company during the ordinary course of business as required by certain development agreements with municipalities. As of March 31, 1997, the Company had outstanding letters of credit totaling $1,293,000 and outstanding bonds totaling $1,862,000.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
LITIGATION

    The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are not expected to be material to the Company.

LEASES

    The Company is obligated under various noncancelable operating leases for office facilities and certain equipment. Rental expense under these agreements was approximately $866,000, $600,000 and $468,000 in fiscal 1997, 1996 and 1995, respectively.

    Future minimum lease payments required under noncancelable operating lease agreements are as follows (in thousands):

FISCAL YEAR                                                                              AMOUNT
-------------------------------------------------------------------------------------  -----------
1998.................................................................................   $     566
1999.................................................................................         428
2000.................................................................................         122
2001.................................................................................          16
2002.................................................................................           8

RELATED-PARTY TRANSACTIONS

    The Company purchased undeveloped and developed parcels of land for approximately $102,000 in fiscal 1995 from a company whose shareholders include two shareholders/officers of the Company. The Company believes such purchases and options were at terms no less favorable than similar transactions with unaffiliated third parties. No purchases were made under this relationship in fiscal 1997 or 1996.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            MARCH 31, 1997 AND 1996

8.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

    The following is a condensed summary of quarterly results of operations for fiscal 1997 and 1996 (in thousands, except per share data):

                                                                             NET     NET INCOME
                                                                 GROSS     INCOME    (LOSS) PER
                                                   NET SALES    PROFIT     (LOSS)       SHARE
                                                   ----------  ---------  ---------  -----------
Fiscal 1997:
  First quarter..................................  $   38,074  $   5,572  $     652   $    0.11
  Second quarter.................................      46,669      5,971        429        0.07
  Third quarter..................................      49,614      6,412        823        0.15
  Fourth quarter*................................      46,100      6,170       (668)      (0.11)
                                                   ----------  ---------  ---------  -----------
                                                   $  180,457  $  24,125  $   1,236   $    0.22
                                                   ----------  ---------  ---------  -----------
                                                   ----------  ---------  ---------  -----------
Fiscal 1996:
  First quarter..................................  $   29,358  $   4,097  $     641   $     .11
  Second quarter.................................      37,458      5,885      1,438         .25
  Third quarter..................................      26,994      4,754        992         .17
  Fourth quarter.................................      37,773      6,258      1,171         .21
                                                   ----------  ---------  ---------  -----------
                                                   $  131,583  $  20,994  $   4,242   $     .74
                                                   ----------  ---------  ---------  -----------
                                                   ----------  ---------  ---------  -----------

------------------------

*Fourth quarter of 1997 reflects adjustments relating to land impairment that reduced income before provision for income taxes by $1,500,000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for Annual Meeting of Shareholders to be held September 4, 1997 (the "1997 Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.

David H. Rotter....................  50         President, Secretary and Director

Bernard J. Rotter..................  54         Vice President, Treasurer and
                                                Director

Todd M. Stutz......................  39         Executive Vice President and
                                                Director

John J. Dierbeck, III..............  51         Executive Vice President and
                                                Director

Lawrence B. Shapiro................  41         Chief Financial Officer and
                                                Director

    The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract.

BACKGROUND OF EXECUTIVE OFFICERS

    DAVID H. ROTTER is a founder of the Company and has been a member of its Board of Directors since its inception. He served as the Company's Vice President for 1973 through March 1990 and has served as its President from April 1990 through the present. He has also served as the Company's secretary since its inception. He is the brother of Bernard J. Rotter.

    BERNARD J ROTTER has served as a Director, Vice President and Treasurer of the Company since July 1984. He is the brother of David H. Rotter.

    TODD M. STUTZ was elected a Director of the Company in August 1992 and has served as Executive Vice President since June 1991. He joined the Company in April 1989 and served as its Land Development Manager until June 1991. Between April 1980 and March 1989 he was employed by the Housing and Redevelopment Authority of the City of Columbia Heights, Minnesota as Executive Director.

    JOHN J. DIERBECK, III was elected Executive Vice President in May 1996. He was elected a Director of the Company in August 1992. He served as the Company's sales manager for more than five years prior to becoming an Executive Vice President.

    LAWRENCE B. SHAPIRO was elected Chief Financial Officer and a Director of the Company in August 1992. He has served as the Company's Controller since January 1989.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED WITH THIS REPORT.

       (1) See index to consolidated financial statements on page 13 of this report.

       (2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

    (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 1997, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

    (c) EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   The Company's Restated Articles of Incorporation.(1)

       3.2   The Company's Bylaws.(1)

      10.1   The Rottlund Company, Inc. 1992 Stock Option Plan.(1)

      10.2   The Rottlund Company, Inc. 1992 Director Stock Option Plan.(1)

      10.3   The Rottlund Company, Inc. Employee Stock Purchase Plan.(1)

      10.4   Form of Shareholders Agreement.(1)

      10.5   Note Agreement, dated as of December 2, 1994, by and among the Company and the purchasers listed therein.(2)

      10.6   Note Agreement, dated as of February 15, 1996, by and among the Company and the purchasers listed therein.(3)

      10.7   Credit Facility, dated October 23, 1996 with First National Bank of Boston.(4)

        11   Computation of Per Share Earnings.

        22   Subsidiaries of the Company.

        23   Consent of Arthur Andersen LLP.

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-51726 (the "Form S-1").

(2) Incorporated by reference to the Company's filing on Form 10-K for the year ended March 31, 1995.

(3) Incorporated by reference to the Company's filing on Form 10-K for the year ended March 31, 1996.

(4) Incorporated by reference to the Company's filing on Form 10-Q for the three month period ending December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE ROTTLUND COMPANY, INC.
Dated: June 25, 1997

                                By:             /s/ DAVID H. ROTTER
                                     -----------------------------------------
                                                  David H. Rotter
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ DAVID H. ROTTER
------------------------------  President and Director         June 25, 1997
       David H. Rotter

    /s/ BERNARD J. ROTTER
------------------------------  Vice President and             June 25, 1997
      Bernard J. Rotter           Director

  /s/ JOHN J. DIERBECK, III
------------------------------  Vice President and             June 25, 1997
    John J. Dierbeck, III         Director

   /s/ LAWRENCE B. SHAPIRO      Director and Principal
------------------------------    Financial and Accounting     June 25, 1997
     Lawrence B. Shapiro          Officer

      /s/ TODD M. STUTZ
------------------------------  Vice President and             June 25, 1997
        Todd M. Stutz             Director

       /s/ DENNIS DOYLE
------------------------------  Director                       June 25, 1997
         Dennis Doyle

      /s/ SCOTT D. RUED
------------------------------  Director                       June 25, 1997
        Scott D. Rued