Form 10-Q
period 1997-06-30
ROTTLUND CO INC
filed 1997-08-12
CIK 891329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934
For the Quarterly Period Ended June 30, 1997
                               -------------
          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934
For the Transition Period From            To
                               ----------    ----------

Commission file number  0-20614
                        -------
                    THE ROTTLUND COMPANY, INC.
-----------------------------------------------------------
(Exact name of registrants as specified in its charter)


     MINNESOTA                                                    41-1228259
---------------------------------------                        ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                                Identification No.)


2681 Long Lake Road, Roseville, MN                             55113
---------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                             (612) 638-0500
----------------------------------------------------------------------
(Registrant's telephone number, including area code)


                              Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at August 7, 1997 was 5,745,110 shares.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.        FINANCIAL INFORMATION                                       PAGE

Item 1.        Financial Statements

               Consolidated balance sheets - June 30, 1997
               and March 31, 1997                                            3

               Consolidated statements of operations - Three
               months ended June 30, 1997 and 1996                           4

               Consolidated statements of cash flows - Three
               months ended June 30, 1997 and 1996                           5

               Notes to consolidated financial statements                    6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7


PART II.       OTHER INFORMATION                                            11


SIGNATURES                                                                  12

Part I.  Financial Information
Item 1.  Financial Statements


                 THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - Unaudited
                                     As of

                                                                     June 30,           March 31,
                                                                       1997                1997
                                                                ----------------    ----------------

     ASSETS

Cash and cash equivalents                                           $  3,536,703        $  7,015,543
Escrow and other receivables                                           1,388,774           1,512,322
Land, development costs and finished lots                             49,540,350          49,236,190
Residential housing completed and under construction                  28,979,651          32,588,608
Property and equipment, net                                              620,578             710,204
Deferred financing costs and other assets                              5,768,966           5,171,226
                                                                ----------------    ----------------
                                                                     $89,835,022         $96,234,093
                                                                ----------------    ----------------
                                                                ----------------    ----------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Revolving credit facility                                     $  10,335,000       $  15,185,000
     Senior notes payable                                             33,162,773          33,867,893
     Notes payable                                                     4,978,631           5,083,554
     Accounts payable                                                  8,544,654           9,290,150
     Accrued liabilities                                               3,565,361           4,078,617
     Income taxes payable                                              1,976,218           1,910,139
                                                                ----------------    ----------------
           Total liabilities                                          62,562,637          69,415,353
                                                                ----------------    ----------------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                                          -                   -
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,683,493
          and 5,661,065 respectively                                     140,511             137,578
     Paid-in capital                                                  11,652,618          11,655,551
     Retained earnings                                                15,479,256          15,025,611
                                                                ----------------    ----------------
          Total shareholders' equity                                  27,272,385          26,818,740
                                                                ----------------    ----------------
                                                                     $89,835,022         $96,234,093
                                                                ----------------    ----------------
                                                                ----------------    ----------------


          See accompanying notes to consolidated financial statements

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      For the Three Months
                                                         Ended June 30,
                                                 ------------------------------
                                                    1997                 1996
                                              ----------------     ----------------
Net sales                                          $42,704,063          $38,074,484
Cost of sales                                       36,628,063           32,502,624
                                              ----------------     ----------------
                                                     6,076,000            5,571,860

Selling, general and
 administrative expense                              5,040,047            4,422,787
                                              ----------------     ----------------
Operating income                                     1,035,953            1,149,073

Other (income) expense:
  Interest expense                                     279,505              116,587
  Other income                                         (13,197)             (54,697)
                                              ----------------     ----------------

Income before provision provision
 for income taxes                                      769,645            1,087,183
                                              ----------------     ----------------
Provision for taxes                                    316,000              435,000
                                              ----------------     ----------------
Net income                                            $453,645             $652,183
                                              ----------------     ----------------
                                              ----------------     ----------------


  Net income per share                                   $0.08                $0.11
                                              ----------------     ----------------
                                              ----------------     ----------------

  Weighted average
   shares outstanding                                5,745,110            5,755,191
                                              ----------------     ----------------
                                              ----------------     ----------------

          See accompanying notes to consolidated financial statements

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                           For the Three Months
                                                                                   Ended
                                                                                  June 30,
                                                                     ------------------------------------
                                                                           1997                1996
                                                                     ----------------    ----------------
OPERATING ACTIVITIES:

   Net income                                                                $453,645          $  652,183

   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                            101,397              84,683
      Changes in operating items:
         Escrow and other receivables                                         123,548             175,021
         Land, development costs and finished
            lots                                                             (304,160)         (3,141,405)
         Residential housing completed and under
            construction                                                    3,608,957            (825,247)
         Deferred financing costs and other
            assets                                                           (597,740)            137,131
         Accounts payable                                                    (745,496)         (2,238,815)
         Accrued liabilities                                                 (513,256)           (393,645)
         Income taxes payable                                                  66,079             (65,200)
                                                                     ----------------    ----------------
            Net cash provided by(used for)
            operating activities                                            2,192,974          (5,615,293)
                                                                     ----------------    ----------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                    (11,771)            (61,642)
                                                                     ----------------    ----------------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                       572,529             319,649
   Repayments of mortgage notes payable                                      (677,452)         (2,041,210)
   Proceeds from revolving credit facility, net                            (4,850,000)          7,975,000
   Stock options exercised                                                          0              14,375
   Repayment of Senior Notes Payable                                         (705,120)
                                                                     ----------------    ----------------
    Net cash used for financing activities                                 (5,660,043)          6,267,814
                                                                     ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                           (3,478,840)            590,878
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                      7,015,543           3,437,186
                                                                     ----------------    ----------------

   End of period                                                         $  3,536,703        $  4,028,064
                                                                     ----------------    ----------------
                                                                     ----------------    ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
   Cash paid for interest, net of amounts
   capitalized                                                                279,505            $116,587
   Cash paid for income taxes                                                 250,000             500,200
                                                                     ----------------    ----------------
                                                                     ----------------    ----------------


          See accompanying notes to consolidated financial statements

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   General

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report for the year ended March 31, 1997 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three months ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

Note 2.   Note Payable to Bank

As of June 30, 1997, the Company had a line-of-credit arrangement with a bank totaling $18,000,000, with interest at the bank's prime rate plus .5%. Borrowings outstanding at June 30, 1997 were $10,335,000 under this arrangement. In addition, letters of credit totaling approximately $1,561,753 were outstanding under this arrangement at June 30, 1997.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.

                             PERCENTAGE OF NET SALES

                                                  For The Three Months
                                                      Ended June 30
                                                      -------------
                                                   1997           1996
                                                 ------         ------

Net sales                                        100.0   %      100.0   %
Cost of sales                                     85.8           85.4
                                                 -------        -------
 Gross profit                                     14.2           14.6

 Selling, general and
 administrative expense                           11.8           11.6
                                                 -------        -------
Operating income                                   2.4            3.0

Other (income) expense:
 Interest                                           .6             .3
 Other                                             (.0)           (.1)
                                                 -------        -------
 Income before provision
  for income taxes                                 1.8            2.8
 Provision for income
  taxes                                             .7            1.1
                                                 -------        -------
 Net income                                        1.1   %        1.7   %
                                                 -------        -------
                                                 -------        -------

Number of homes closed                             311            310
                                                 -------        -------
                                                 -------        -------

BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:

                                          Number of
                    June 30,              Homes           Sales Value
                    --------              ---------       -----------

                     1997                    380          57,400,000
                     1996                    638          90,800,000

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996

Net sales for the three months ended June 30, 1997, increased by 12.1%, to $42.7 million, from $38.1 million for the comparable period of 1996. The number of homes closed by the Company increased to 311 homes for the three months ended June 30, 1997, from 310 homes during the same period in 1996. The average selling price of a home increased 11.8% to $137,300, during the three months ended June 30, 1997 from $122,800 for the comparable period in 1996. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from a product targeted towards renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit increased by 8.9%, to $6.1 million for the three months ended June 30, 1997, from $5.6 million for the comparable period of 1996. Gross profit as a percentage of net sales decreased to 14.2% from 14.6% primarily due to rising material and labor costs caused by the strength in the overall homebuilding industry, and continued start up costs in some of the Company's newer markets.

Selling, general and administrative expenses increased by 13.6% to $5.0 million in the three months ended June 30, 1997, from $4.4 million for the comparable period of 1996. This increase is due to an increase in variable costs related to the increase in revenue during the quarter as well as continued start up costs in some of the Company's newer markets. As a percentage of net sales, selling, general and administrative expense increased to 11.8% for the three month period ended June 30, 1997, from 11.6% for the same period in 1996.

Interest expense increased to $280,000 for the three months ended June 30, 1997, from $117,000 for the comparable period in 1996. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to an increase in short term borrowings which were used to finance the Company's increased level of business activity.

The Company's effective tax rate for the three month period ending June 30, 1997 was approximately 41%, compared to 40% for the same period in 1996 which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had available cash and cash equivalents of approximately $3,537,000.

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

At June 30, 1997, the Company also had a $18.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled approximately $10.3 million at June 30, 1997. The Company has the capacity as of June 30, 1997 to borrow an additional $4.5 of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The issuance of the Senior Notes and the availability of the unsecured line of credit provide additional liquidity and flexibility to the Company over the next two to three years. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service including the Company's recent expansions to Iowa, Florida, New Jersey and Indiana.

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

PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits.  27. Financial Data Schedule.

        (b)    Reports on Form 8-K.

               The registrant filed no reports on Form 8-K during the three months ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ROTTLUND COMPANY, INC.



Date:   August 7, 1997                 By: /s/ DAVID H. ROTTER
                                          -------------------------------
                                        DAVID H. ROTTER
                                        President and
                                        Chief Executive Officer



Date:   August 7, 1997                 By: /s/ LAWRENCE B. SHAPIRO
                                          -------------------------------
                                        LAWRENCE B. SHAPIRO
                                        Vice President of Finance
                                        Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)