Form 10-Q
period 1997-09-30
ROTTLUND CO INC
filed 1997-11-12
CIK 891329

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


(Mark One)
   x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934
For the Quarterly Period Ended  September 30, 1997
                               --------------------
         OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the Transition Period From __________ To __________


Commission file number  0-20614
                       ---------

              THE ROTTLUND COMPANY, INC.
--------------------------------------------------------
(Exact name of registrants as specified in its charter)


    MINNESOTA                                            41-1228259
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                          Identification No.)


2681 Long Lake Road, Roseville, MN                           55113
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)


                       (612) 638-0500
---------------------------------------------------
(Registrant's telephone number, including area code)


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


The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at November 1, 1997 was 5,745,110 shares.

                     THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                        INDEX



PART I.  FINANCIAL INFORMATION                                       PAGE

Item 1.  Financial Statements

         Consolidated balance sheets - September 30, 1997
         and March 31, 1997                                             3

         Consolidated statements of operations - Three and
         six months ended September 30, 1997 and 1996                   4

         Consolidated statements of cash flows - Six
         months ended September 30, 1997 and 1996                       5

         Notes to consolidated financial statements                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7


PART II. OTHER INFORMATION                                             11


SIGNATURES                                                             12

Part I.  Financial Information
Item 1.  Financial Statements


                     THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets - Unaudited
                                        As of

                                               September 30,      March 31,
                                                   1997             1997
                                               ------------       ---------
     ASSETS

Cash and cash equivalents                      $  2,765,968    $  7,015,543
Escrow and other receivables                        930,932       1,512,322
Land, development costs and finished lots        47,661,531      49,236,190
Residential housing completed and
 under construction                              24,470,804      32,588,608
Property and equipment, net                         786,305         710,204
Deferred financing costs and other assets         5,692,403       5,171,226
                                               ------------    ------------
                                               $ 82,307,943    $ 96,234,093
                                               ------------    ------------
                                               ------------    ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Revolving credit facility                 $  8,360,000    $ 15,185,000
     Senior notes payable                        32,437,579      33,867,893
     Notes payable                                2,504,967       5,083,554
     Accounts payable                             7,610,341       9,290,150
     Accrued liabilities                          3,732,279       4,078,617
     Income taxes payable                           296,306       1,910,139
                                               ------------    ------------
           Total liabilities                     54,941,472      69,415,353
                                               ------------    ------------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                 --            --
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,745,110
          and 5,683,493 respectively                140,511       137,578
     Paid-in capital                             11,652,618    11,655,551
     Retained earnings                           15,573,342    15,025,611
                                               ------------    ------------
          Total shareholders' equity             27,366,471    26,818,740
                                               ------------    ------------
                                                $82,307,943   $96,234,093
                                               ------------    ------------
                                               ------------    ------------

             See accompanying notes to consolidated financial statements

                     THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                               For the Three Months            For the Six Months
                                Ended September 30,            Ended September 30,
                              ----------------------         ----------------------
                                1997          1996           1997            1996
                              -------        ------         ------         -------

Net sales                   $41,673,698    $46,669,191    $84,377,761    $84,743,675
Cost of sales                36,031,327     40,697,750     72,659,390     73,200,374
                            -----------    -----------    -----------    -----------
                              5,642,371      5,971,441     11,718,371     11,543,301

Selling, general and
 administrative expense       5,106,911      5,196,549     10,146,958      9,619,336
                            -----------    -----------    -----------    -----------
Operating income                535,460        774,892      1,571,413      1,923,965

Other (income) expense:
  Interest expense              440,453        191,110        719,957        307,697
  Other income                  (54,079)      (131,368)       (67,276)      (186,065)
                            -----------    -----------    -----------    -----------

Income before provision
 for income taxes               149,086        715,150        918,731      1,802,333
                            -----------    -----------    -----------    -----------
Provision for taxes              55,000        286,000        371,000        721,000
                            -----------    -----------    -----------    -----------
Net income                      $94,086       $429,150       $547,731     $1,081,333
                            -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------


  Net income per share            $0.02          $0.07          $0.10          $0.18
                            -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------
  Weighted average
   shares outstanding         5,745,110      5,758,581      5,745,110      5,756,886
                            -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------

             See accompanying notes to consolidated financial statements








                     THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      For the Six Months Ended
                                                            September 30,
                                                          1997         1996
                                                         ------       ------
OPERATING ACTIVITIES:

   Net income
                                                        $547,731    $1,081,333
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                       193,008       170,428
      Changes in operating items:
         Escrow and other receivables                    581,391     1,211,598
         Land, development costs and finished
            lots                                       1,574,659    (3,334,457)
         Residential housing completed and
            under construction                         8,117,804    (5,146,638)
         Deferred financing costs and other
            assets                                      (521,177)        2,237
         Accounts payable                             (1,679,809)      418,767
         Accrued liabilities                            (346,338)     (733,978)
         Income taxes payable                         (1,613,836)      220,800
                                                      ----------      --------
            Net cash provided by(used for)
            operating activities                       6,853,433    (6,109,910)
                                                      ----------    ----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net              (269,108)      (91,828)
                                                      ----------    ----------
FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                  572,529     1,895,007
   Repayments of mortgage notes payable               (3,151,116)   (3,270,016)
   Proceeds from revolving credit facility, net       (6,825,000)    6,125,000
   Stock options exercised                                     0             0
   Repayment of Senior Notes Payable                  (1,430,313)            0
                                                      ----------    ----------
      Net cash used for financing activities         (10,833,900)    4,808,574
                                                      ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                      (4,249,575)   (1,393,164)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                 7,015,543     3,437,186
                                                      ----------    ----------

   End of period                                      $2,765,968    $2,044,022
                                                      ----------    ----------
                                                      ----------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
   Cash paid for interest, net of amounts
   capitalized                                        $  719,957      $307,697
   Cash paid for income taxes                          1,984,912       500,200
                                                      ----------    ----------
                                                      ----------    ----------

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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and six months ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

Note 2.  Note Payable to Bank

As of September 30, 1997, the Company had a line-of-credit arrangement with a bank totaling $18,000,000, with interest at the bank's prime rate plus .5%. Borrowings outstanding at September 30, 1997 were $8,360,000 under this arrangement. In addition, letters of credit totaling approximately $2,935,000 were outstanding under this arrangement at September 30, 1997.

Item 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.

                              Percentage of Net Sales

                                For The Three Months      For The Six Months
                                 Ended September 30       Ended September 30
                                --------------------      ------------------
                                   1997        1996        1997       1996
                                  -----       -----       -----       -----
Net sales                         100.0%      100.0%      100.0%      100.0%
Cost of sales                      86.4        87.2        86.1        86.4
                                  -----       -----       -----       -----
 Gross profit                      13.6        12.8        13.9        13.6

 Selling, general and
 administrative expense            12.3        11.1        12.0        11.3
                                  -----       -----       -----       -----
Operating income                    1.3         1.7         1.9         2.3

Other (income) expense:
 Interest                           1.1          .4          .9          .4
 Other                              (.1)        (.2)        (.1)        (.2)
                                  -----       -----       -----       -----
 Income before provision
  for income taxes                   .3         1.5         1.1         2.1
 Provision for income
  taxes                              .1          .6          .4          .8
                                  -----       -----       -----       -----
 Net income                          .2%         .9%         .7%        1.3%
                                  -----       -----       -----       -----
                                  -----       -----       -----       -----

Number of homes closed              283         333         594         643
                                  -----       -----       -----       -----
                                  -----       -----       -----       -----

BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:

                                Number of
         September 30,          Homes                 Sales Value
        --------------          ---------             -----------
              1997                394                 $62,192,000
              1996                608                 $84,427,000

As a cautionary note to investors, certain matters discussed in this press release are forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Such matters involve risks and uncertainties, including changes in economic conditions and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the three months ended September 30, 1997, decreased by 10.7%, to $41.7 million, from $46.7 million for the comparable period of 1996. The number of homes closed by the Company decreased by 15.0% to 283 homes for the three months ended September 30, 1997, from 333 homes during the same period in 1996. The average selling price of a home increased 5.1% to $147,300, during the three months ended September 30, 1997 from $140,100 for the comparable period in 1996. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from a product targeted towards renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit decreased by 6.7%, to $5.6 million for the three months ended September 30, 1997, from $6.0 million for the comparable period of 1996. Gross profit as a percentage of net sales increased to 13.6% from 12.8% primarily as a result of steady material and labor costs in the current quarter versus sharply rising costs in the prior period.

Selling, general and administrative expenses decreased by 1.9% to $5.1 million in the three months ended September 30, 1997, from $5.2 million for the comparable period of 1996. This decrease is due to a decline in variable costs related to the decrease in revenue during the quarter offset partially by increased overhead due to planned growth in some of the Company's operations in newer markets which precedes corresponding revenues. As a percentage of net sales, selling, general and administrative expense increased to 12.3% for the three month period ended September 30, 1997, from 11.1% for the same period in 1996.

Interest expense increased to $440,000 for the three months ended September 30, 1997, from $191,000 for the comparable period in 1996. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to the Company's decision to discontinue capitalizing interest on one development and to expense that portion of the interest instead.

The Company's effective tax rate for the three month period ending September 30, 1997 was approximately 41%, compared to 40% for the same period in 1996 which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the six month period ended September 30, 1997, decreased by
 .4%, to $84.4 million, from $84.7 million for the comparable period of 1996. The number of homes closed by the Company decreased by 7.6%, to 594 homes for the six months ended September 30, 1997, from 643 homes during the same period in 1996. The average selling price of a home increased 7.8% to $142,100, in 1997 from $131,800 for the same period in 1996. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from a product targeted towards renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit increased by 1.7%, to $11.7 million for the six month period ended September 30, 1997, from $11.5 million for the comparable period of 1996. Gross profit as a percentage of revenue increased to 13.9% from 13.6%, primarily as a result of steady material and labor costs in the current six months versus sharply rising costs in the prior period.

Selling, general and administrative expenses increased by 5.2%, to $10.1 million in the six month period ended September 30, 1997, from $9.6 million for the comparable period of 1996. This increase is due to a decline in variable costs related to the decrease in revenue during the six months offset partially by increased overhead due to planned growth in some of the Company's operations in newer markets which precedes corresponding revenues. As a percentage of net sales, selling, general and administrative expenses increased to 12.0% for the six months ended September 30, 1997, from 11.3% for the same period in 1996.

Interest expense increased to $720,000 for the six months ended September 30, 1997, from $308,000 for the same period in 1996. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to the Company's decision to discontinue capitalizing interest on one development and to expense that portion of the interest instead.

The Company's effective tax rate for the six month period ending September 30, 1997 was approximately 41%, compared to 40% for the same period in 1996 which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had available cash and cash equivalents of approximately $2,766,000.

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. In December 1994, the Company issued $25 million of 12.11% Senior Notes payable and in February 1996, the Company issued an additional $10 million of 9.42% Senior Notes payable (collectively referred to as the "Senior Notes"). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. Principal and interest payments of approximately $552,000 are due monthly from December 1996 through December 2004.

At September 30, 1997, the Company also had a $18.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $8.4 million at September 30, 1997. The Company has the capacity as of September 30, 1997 to borrow an additional $9.1 million of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The issuance of the Senior Notes and the availability of the unsecured line of credit provide additional liquidity and flexibility to the Company over the next two to three years. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service including the Company's recent expansions to Iowa, Florida, New Jersey and Indiana.

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

PART II - OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders.
          The Company held its annual meeting of shareholders on September 4, 1997. Messrs. Bernard J. Rotter, David H. Rotter, Todd M. Stutz, John J. Dierbeck, Lawrence B. Shapiro,
          Dennis J. Doyle and Scott D. Rued were elected by a majority of the votes cast as directors for a one year term. In addition, the shareholders ratified Arthur Andersen LLP. as the Company's independent public accountants for the fiscal year ending
          March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.  Not applicable.

         (b)  Reports on Form 8-K.

              The registrant filed no reports on Form 8-K during the three months ended September 30, 1997.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE ROTTLUND COMPANY, INC.


Date:    November 1, 1997                   By:
                                               --------------------------
                                               DAVID H. ROTTER
                                               President and
                                               Chief Executive Officer



Date:    November 1, 1997                   By:
                                               --------------------------
                                               LAWRENCE B. SHAPIRO
                                               Vice President of Finance
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)