Form 10-Q
period 1997-12-31
ROTTLUND CO INC
filed 1998-02-09
CIK 891329

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


(Mark One)
  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the Quarterly Period Ended DECEMBER 31, 1997

          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the Transition Period From            To
                               ----------    ----------

Commission file number  0-20614

               THE ROTTLUND COMPANY, INC.
-----------------------------------------------------------------
(Exact name of registrants as specified in its charter)


     MINNESOTA                                                 41-1228259
-------------------------------------                     --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                             Identification No.)


2681 Long Lake Road, Roseville, MN                     55113
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                        (612) 638-0500
-----------------------------------------------------------
(Registrant's telephone number, including area code)


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

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at February 1, 1998 was 5,745,110 shares.

                    THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                       INDEX



PART I.   FINANCIAL INFORMATION                                    PAGE

Item 1.   Financial Statements

          Consolidated balance sheets - December 31, 1997
          and March 31, 1997                                        3

          Consolidated statements of operations - Three and
          nine months ended December, 1997 and 1996                 4

          Consolidated statements of cash flows - Nine
          months ended December, 1997 and 1996                      5

          Notes to consolidated financial statements                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7


PART II.  OTHER INFORMATION                                        11


SIGNATURES                                                         12

Part I.  Financial Information
Item 1.  Financial Statements


                     THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets - Unaudited
                                        As of


                                                     December 31,      March 31,
                                                         1997            1997
                                                     ------------    -----------
     ASSETS
Cash and cash equivalents                             $         0    $ 7,015,543
Escrow and other receivables                            1,028,627      1,512,322
Land, development costs and finished lots              50,939,265     49,236,190
Residential housing completed and under construction   25,891,675     32,588,608
Property and equipment, net                             1,234,155        710,204
Deferred financing costs and other assets               5,595,862      5,171,226
                                                      -----------    -----------
                                                      $84,689,584    $96,234,093
                                                      -----------    -----------
                                                      -----------    -----------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Revolving credit facility                        $14,510,000    $15,185,000
     Senior notes payable                              31,691,732     33,867,893
     Notes payable                                      2,258,442      5,083,554
     Accounts payable                                   7,178,502      9,290,150
     Accrued liabilities                                2,652,946      4,078,617
     Income taxes payable                                (236,878)     1,910,139
                                                      -----------    -----------
           Total liabilities                           58,054,744     69,415,353
                                                      -----------    -----------
                                                      -----------    -----------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                           -              -
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,745,110
          and 5,715,780 respectively                      140,511        137,578
     Paid-in capital                                   11,652,618     11,655,551
     Retained earnings                                 14,841,711     15,025,611
                                                      -----------    -----------
          Total shareholders' equity                   26,634,840     26,818,740
                                                      -----------    -----------
                                                      $84,689,584    $96,234,093
                                                      -----------    -----------
                                                      -----------    -----------


             See accompanying notes to consolidated financial statements

                     THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                         For the Three Months         For the Nine Months
                                         Ended December 31,           Ended December 31,
                                    --------------------------   --------------------------
                                        1997           1996          1997          1996
                                    -----------    -----------   ------------  ------------
Net sales                           $32,007,826    $49,613,944   $116,385,587  $134,357,619
Cost of sales                        27,926,088     43,201,588    100,585,478   116,401,962
                                    -----------    -----------   ------------  ------------
                                      4,081,738      6,412,356     15,800,109    17,955,657

Selling, general and
 administrative expense               4,793,292      4,770,184     14,940,250    14,389,520
                                    -----------    -----------   ------------  ------------
Operating income                       (711,554)     1,642,172        859,859     3,566,137

Other (income) expense:
  Interest expense                      556,857        262,954      1,276,815       570,651
  Other income                          (38,781)       (41,602)      (106,056)     (227,667)
                                    -----------    -----------   ------------  ------------

Income before provision
 for income taxes                    (1,229,630)     1,420,820       (310,900)    3,223,153
                                    -----------    -----------   ------------  ------------
Provision for taxes                    (498,000)       598,000       (127,000)    1,319,000
                                    -----------    -----------   ------------  ------------
Net income                            ($731,630)      $822,820      ($183,900)   $1,904,153
                                    -----------    -----------   ------------  ------------
                                    -----------    -----------   ------------  ------------


  Net income per share                   ($0.13)         $0.15         ($0.03)        $0.33
                                    -----------    -----------   ------------  ------------
                                    -----------    -----------   ------------  ------------


  Weighted average
   shares outstanding                 5,745,110      5,723,879      5,745,110     5,745,884
                                    -----------    -----------   ------------  ------------
                                    -----------    -----------   ------------  ------------


          See accompanying notes to consolidated financial statements

                     THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                       For the Nine Months Ended
                                                               December 31,
                                                           1997          1996
                                                      -----------    ------------
OPERATING ACTIVITIES:
   Net income                                           ($183,900)   $  1,904,153
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                        334,293         258,621
      Changes in operating items:
         Escrow and other receivables                     483,695         830,951
         Land, development costs and finished lots     (1,703,075)     (2,609,635)
         Residential housing completed and
            under construction                          6,696,933      (7,695,549)
         Deferred financing costs and other assets       (424,638)        (77,993)
         Accounts payable                              (2,111,648)     (1,801,390)
         Accrued liabilities                           (1,425,671)       (763,910)
         Income taxes payable                          (2,147,018)     (1,755,601)
                                                      -----------    ------------
            Net cash provided by(used for)
            operating activities                         (481,029)    (11,710,353)
                                                      -----------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net               (858,242)       (166,668)
                                                      -----------    ------------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                   605,529       2,828,186
   Repayments of mortgage notes payable                (3,430,641)     (5,688,576)
   Proceeds from revolving credit facility, net          (675,000)     12,735,000
   Stock options exercised                                      0          58,583
   Repayment of Senior Notes Payable                   (2,176,160)       (446,501)
                                                      -----------    ------------
      Net cash used for financing activities           (5,676,272)      9,486,692
                                                      -----------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (7,015,543)     (2,390,329)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                  7,015,543       3,437,186
                                                      -----------    ------------
   End of period                                               $0    $  1,046,857
                                                      -----------    ------------
                                                      -----------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
   Cash paid for interest, net of amounts
   capitalized                                        $ 1,276,815    $    570,651
   Cash paid for income taxes                           2,020,096       2,574,834
                                                      -----------    ------------
                                                      -----------    ------------


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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and nine months ending December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

Note 2.   Note Payable to Bank

As of December 31, 1997, the Company had a line-of-credit arrangement with a bank totaling $18,000,000, with interest at the bank's prime rate plus .5%. On January 16, 1998 this line of credit was increased to $23 million. Borrowings outstanding at December 31, 1997 were $14,510,000 under this arrangement. In addition, letters of credit totaling approximately $1,640,000 were outstanding under this arrangement at December 31, 1997.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.


                                   Percentage of Net Sales
                                   -----------------------
                            For The Three Months    For The Nine Months
                            Ended December 31       Ended December 31
                            -----------------       -----------------
                            1997        1996        1997        1996
                            ----        ----        ----        ----
Net sales                  100.0%      100.0%      100.0%      100.0%
Cost of sales               87.2        87.1        86.4        86.6
                           -----       -----       -----       -----
 Gross profit               12.8        12.9        13.6        13.4

 Selling, general and
 administrative expense     15.0         9.6        12.9        10.7
                           -----       -----       -----       -----
Operating income            (2.2)        3.3          .7         2.7

Other (income) expense:
 Interest                    1.7          .5         1.1          .3
 Other                       (.1)        (.1)        (.1)        (.2)
                           -----       -----       -----       -----
 Income before provision
  for income taxes          (3.8)        2.9         (.3)        2.4
 Provision for income
  taxes                     (1.6)        1.2         (.1)        1.0
                           -----       -----       -----       -----
 Net income                 (2.2)%       1.7%        (.2)%       1.4%
                           -----       -----       -----       -----
                           -----       -----       -----       -----

Number of homes closed       202         379         796       1,022
                           -----       -----       -----       -----
                           -----       -----       -----       -----


BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:


                              Number of
          December 31,        Homes          Sales Value
          ------------        ---------      -----------
             1997                457         $71,464,000
             1996                434         $63,642,000


As a cautionary note to investors, certain matters discussed in this management discussion and analysis are forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Such matters involve risks and uncertainties, including changes in economic conditions and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors that may cause actual results to differ materially.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Net sales for the three months ended December 31, 1997, decreased by 35.5%, to $32.0 million, from $49.6 million for the comparable period of 1996. The number of homes closed by the Company decreased by 46.7% to 202 homes for the three months ended December 31, 1997, from 379 homes during the same period in 1996. The average selling price of a home increased 21.1% to $158,500, during the three months ended December 31, 1997 from $130,900 for the comparable period in 1996. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from a product targeted towards renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit decreased by 35.9%, to $4.1 million for the three months ended December 31, 1997, from $6.4 million for the comparable period of 1996. Gross profit as a percentage of net sales decreased to 12.8% from 12.9% primarily as a result of steady material and labor costs in the current quarter versus sharply rising costs in the prior period offset by lower revenues.

Selling, general and administrative expenses had no change at $4.8 million in the three months ended December 31, 1997, and $4.8 million for the comparable period of 1996. This is due to a decline in variable costs related to the decrease in revenue during the quarter offset partially by increased overhead due to planned growth in some of the Company's operations in newer markets which precedes corresponding revenues. As a percentage of net sales, selling, general and administrative expense increased to 15.0% for the three month period ended December 31, 1997, from 9.6% for the same period in 1996.

Interest expense increased to $557,000 for the three months ended December 31, 1997, from $263,000 for the comparable period in 1996. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to the Company's decision to discontinue capitalizing interest on one development and to expense that portion of the interest instead.

The Company's effective tax rate for the three month period ending December 31, 1997 was approximately 41%, compared to 40% for the same period in 1996 which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

Net sales for the nine month period ended December 31, 1997, decreased by 13.4%, to $116.4 million, from $134.4 million for the comparable period of 1996. The number of homes closed by the Company decreased by 22.1%, to 796 homes for the nine months ended December 31, 1997, from 1,022 homes during the same period in 1996. The average selling price of a home increased 11.2% to $146,200, in 1997 from $131,500 for the same period in 1996. This increase was due to a greater number of closings in single family developments where the sales price of homes is generally higher than other homes sold by the Company, and higher sales prices in the multi-family segment as the product mix changed to a greater emphasis on empty nesters from a product targeted towards renters. This will vary on a quarter by quarter basis and does not establish a trend.

Gross profit decreased by 12.2%, to $15.8 million for the nine month period ended December 31, 1997, from $18.0 million for the comparable period of 1996. Gross profit as a percentage of revenue increased to 13.6% from 13.4%, primarily as a result of steady material and labor costs in the current nine months versus sharply rising costs in the prior period.

Selling, general and administrative expenses increased by 3.5%, to $14.9 million in the nine month period ended December 31, 1997, from $14.4 million for the comparable period of 1996. This increase is due to a decline in variable costs related to the decrease in revenue during the nine months offset partially by increased overhead due to planned growth in some of the Company's operations in newer markets which precedes corresponding revenues. As a percentage of net sales, selling, general and administrative expenses increased to 12.9% for the nine months ended December 31, 1997, from 10.7% for the same period in 1996.

Interest expense increased to $1,277,000 for the nine months ended December 31, 1997, from $571,000 for the same period in 1996. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers. The increase was primarily due to the Company's decision to discontinue capitalizing interest on one development and to expense that portion of the interest instead.

The Company's effective tax rate for the nine month period ending December 31, 1997 was approximately 41%, compared to 40% for the same period in 1996 which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had available cash and cash equivalents of $0.

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

At December 31, 1997, the Company also had a $18.0 million revolving credit facility from a commercial lender. As of January 16, 1998 this line of credit
was increased to $23 million.   Borrowings under this facility's line of
credit totaled $14.5 million at December 31, 1997. The Company has the capacity as of December 31, 1997 to borrow an additional $2.5 million of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The issuance of the Senior Notes and the availability of the unsecured line of credit provide additional liquidity and flexibility to the Company over the next two to three years. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service.

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


Item 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.  Not applicable.

         (b)   Reports on Form 8-K.

               The registrant filed no reports on Form 8-K during the three months ended December 31, 1997.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ROTTLUND COMPANY, INC.



Date:    February 5, 1998          By:   /s/ David H. Rotter
                                        ------------------------------
                                         DAVID H. ROTTER
                                         President and
                                         Chief Executive Officer



Date:    February 5, 1998          By:   /s/ Lawrence B. Shapiro
                                        ------------------------------
                                         LAWRENCE B. SHAPIRO
                                         Vice President of Finance
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)