Form 10-K405
period 1998-03-31
ROTTLUND CO INC
filed 1998-07-14
CIK 891329

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.  0-20614


                           THE ROTTLUND COMPANY, INC.
             (Exact name of registrant as specified in its charter)
                  MINNESOTA                               41-1228259
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                               2681 LONG LAKE ROAD
                          MINNEAPOLIS, MINNESOTA 55113
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (651) 638-0500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.10

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 1998 was approximately $5,900,000.

As of June 30, 1998, there were 5,772,913 shares of Common Stock of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.
    DOCUMENT INCORPORATED                                      PART OF FORM 10-K
    ---------------------                                      -----------------
       Proxy Statement for 1998 Annual Meeting of Shareholders    Part III

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 FORM 10-K INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I.........................................................................................................1
      Item 1. BUSINESS.........................................................................................1
      Item 2. PROPERTIES.......................................................................................7
      Item 3. LEGAL PROCEEDINGS................................................................................7
      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR.........7

PART II........................................................................................................8
      Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............................8
      Item 6. SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON...............................................9
      Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION...........10
      Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................13
      Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................14
      Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES............14



PART III......................................................................................................29
      Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................29
      Item 11. EXECUTIVE COMPENSATION.........................................................................29
      Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................29
      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................30

PART IV.......................................................................................................31
      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................31


                                     PART I

ITEM 1.      BUSINESS

GENERAL

           The Rottlund Company, Inc. ("Rottlund" or the "Company"), through its subsidiaries, designs, builds, and markets detached single family homes and attached townhomes and villas in the Minneapolis-St. Paul, Minnesota, Des Moines, Iowa, Indianapolis, Indiana, Southern New Jersey and Naples-Ft. Myers, Orlando and Tampa, Florida metropolitan areas. The Company began operations in 1973 and, through February 1993, had built all of its developments in the Minneapolis-St. Paul metropolitan area. Rottlund is currently ranked among the top 100 builders in the nation by two leading trade publications. Since 1973, the Company has built and sold over 8,900 homes. During the year ended March 31, 1994 ("fiscal 1994") the Company began home building operations in Naples-Ft. Myers, Florida and Des Moines, Iowa and, during the first quarter of the year ended March 31, 1995 ("fiscal 1995"), began home building operations in Indianapolis, Indiana and Orlando and Tampa, Florida and during the year ended March 31, 1996 ("fiscal 1996") the Company acquired certain assets and assumed certain liabilities of Kevin Scarborough, Inc., a residential homebuilder operating in Southern New Jersey. All references to the Company contained herein, unless the context indicates otherwise, include its wholly owned subsidiaries Rottlund Homes of Iowa, Inc., Rottlund Homes of Florida, Inc., Rottlund Homes of Indiana, Inc., Rottlund Homes of New Jersey, Inc., and Rottlund Homes of Indiana Limited Partnership.

           As of March 31, 1998, the Company owned or controlled through options over 2,100 home sites in communities under development and land for the development of over 2,000 additional planned home sites in proposed communities.

           The Company's homes are sold primarily through its own staff of sales personnel. The Company markets its homes to a wide range of buyers, emphasizing high quality construction and customer satisfaction. Its promotional efforts include advertisements in newspapers and other printed media, radio and television, illustrated brochures, billboards, on-site displays and model homes. Purchasers of the Company's homes are given the opportunity to select, at additional cost, various optional amenities such as upgraded carpet, fireplaces, varied interior and exterior color schemes, lighting and upgraded appliances. The Company offers a diverse product line ranging from townhomes to single-family homes at prices generally ranging from $70,000 to $300,000. The average price of the Company's homes delivered in fiscal 1998 was approximately $146,000.

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

OPERATING STRATEGY

           Set forth below are the major elements of the Company's operating strategy:

           MARKETS. The Minneapolis-St. Paul metropolitan area has been the Company's primary market and has accounted for the majority of revenues since the Company's inception. The Company has built and delivered more homes in this market over the last five years than has any other home builder. The Company's marketing strategy in the Minneapolis-St. Paul market has been to establish itself as a name brand builder. Management believes this strategy has helped Rottlund to build and deliver more homes in this market than any other builder during the last five years. The Company presently accounts for approximately 4.0% of all homes sold in this market. The Company does not presently intend to increase its share of the Minneapolis-St. Paul market, but rather to expand its operations in the Des Moines, Iowa, Indianapolis, Indiana, Southern New Jersey and Naples-Ft. Myers, Tampa, and Orlando, Florida markets. Rottlund is implementing its name brand builder strategy in these markets.

           PRODUCTS. The Company markets its homes to a wide range of buyers, including entry level, move-up and retirees. Accordingly, the Company offers a number of home styles and price ranges at various locations. The Company's product offerings include villas, townhomes and detached single family homes. Sales prices presently range from approximately $70,000 to $300,000, and the average sales price of homes being delivered during fiscal 1998 was approximately $146,000. Management believes the Company's ability and willingness to build homes in accordance with home buyers' needs will enable the Company to continue to grow. Management believes that the Company's long-standing strategy of product diversification enables it to respond rapidly to changing market conditions and the cyclical nature of the home-building industry.

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


                   AVAILABLE HOME SITE INVENTORY (ALL CITIES)

           The following table sets forth information with respect to the Company's available lot inventory by state as of March 31, 1998.


                                                               Homes Under Construction
                                    Total      ----------------------------------------------------------    Unsold Sites Available
Market                            Available         Sold (1)            Models          Inventory (2)        for Future Construction
------                            ---------         --------            ------          -------------        -----------------------
Minnesota.....................      1,339               350                  26                 52                     911
Florida.......................        662               117                  21                 10                     514
Iowa..........................        240                50                   8                 12                     170
Indiana.......................        140                35                   6                  9                      90
New Jersey....................        545                79                   9                  0                     457
                                      ---                --                   -                  -                     ---
Total.........................      2,926               631                  70                 83                   2,142
                                    -----               ---                  --                 --                   -----
                                    -----               ---                  --                 --                   -----


----------------------
(1)  Under contract and under construction but not yet closed.
(2) Inventory are homes which are unsold that are completed or in various stages of construction.

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

           Rottlund strives to maintain a supply of developed home sites to meet anticipated homebuilding requirements for not more than 24 months. As of March 31, 1998 the Company had an aggregate of 2,142 home sites available for future construction which represents approximately a 16-month supply based on actual deliveries anticipated in fiscal 1999. The Company believes there is an adequate supply of undeveloped land in all metropolitan areas where it conducts business to maintain adequate home site inventories.

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

EMPLOYEES

           As of March 31, 1998, the Company employed 248 persons, 56 as on-site sales personnel, 70 involved in construction, 17 as customer care personnel, 18 as estimating, drafting and architectural design personnel and 87 as executive, administrative and clerical personnel. The Company's employees are not covered by a collective bargaining agreement and the Company believes its relationships with its employees are good.

GOVERNMENTAL REGULATION

           The Company's business is subject to regulation by a variety of state and federal laws and regulations relating to, among other things, advertising, charging, collection of state sales and use taxes, zoning and product safety. While the Company believes it is presently in material compliance with such regulations, in the event that it should be determined that the Company is not in compliance with all such laws and regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines and other penalties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

           There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 1998.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

           On February 19, 1998, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol "RH". Also on that date, the Company's Common Stock ceased trading on the NASDAQ National Market System.

           The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters of the two years ended March 31, 1997 and 1998.

STOCK QUOTATIONS


                                                                    HIGH      LOW
                                                                    ----      ---
Fiscal 1998
     First Quarter...........................................       5 1/4     4 1/4
     Second Quarter..........................................       5 1/4     4 1/2
     Third Quarter...........................................       4 3/4     3 1/8
     Fourth Quarter..........................................       4 3/4     3
Fiscal 1997
     First Quarter...........................................       8 1/2     6 1/2
     Second Quarter..........................................       8         5
     Third Quarter...........................................       7 1/4     4 1/2
     Fourth Quarter..........................................       6         4 5/8


           As of June 30, 1998, the Company had approximately 150 holders of record of its Common Stock.

           The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A.. 161 North Concord Exchange. South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

           The Company has not paid any dividends on its Common Stock since its initial public offering in October 1992 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. In addition, the terms of the Company's 9.42% Senior Notes Due December 1, 2004 and the 12.11% Senior Notes Due December 1, 2004 contain restrictions on the ability of the Company to pay dividends. The Company has not made any sales of restricted stock during the previous three fiscal years.

ITEM 6.      SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON

           The following table sets forth selected financial data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and "Management's Discussion and Analysis of Results of Operations and Financial Conditions." The Company's Statement of Operations and balance data for each of the years set forth below have been derived from financial statements which have been audited by Arthur Andersen LLP, independent public accountants.


                                                         1998             1997            1996             1995            1994
                                                         ----             ----            ----             ----            ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND UNIT DATA)
STATEMENT OF OPERATIONS DATA:
   Net sales......................................      $160,830         $180,457        $131,583          $116,520        $ 94,076
   Cost of sales..................................       139,284          156,332         110,589            96,344          78,292
                                                    ------------     ------------    ------------     -------------   -------------
   Gross profit...................................        21,546           24,125          20,994            20,176          15,784
   Selling, general and administrative expenses...        20,541           19,569          13,671            13,307           9,469
   Write-down of land(1)                                       -            1,500               -                 -               -
                                                    ------------     ------------    ------------     -------------   -------------
   Operating income...............................         1,005            3,056           7,323             6,869           6,315
   Interest expense...............................         2,018              958             153               295             198
   Income (loss) before provision for income
    taxes.........................................       (1,013)            2,098           7,170             6,574           6,117
   Provision for income taxes.....................         (415)              862           2,928             2,695           2,500
                                                    ------------     ------------    ------------     -------------   -------------
      Net income (loss)...........................         (598)       $    1,236      $    4,242        $    3,879       $   3,617
                                                    ------------     ------------    ------------     -------------   -------------
                                                    ------------     ------------    ------------     -------------   -------------

   Basic earnings (loss) per Share................  $     (0.10)     $       0.22    $       0.75      $       0.69     $      0.64
                                                    ------------     ------------    ------------     -------------   -------------
                                                    ------------     ------------    ------------     -------------   -------------
   Diluted earnings (loss) per Share..............  $     (0.10)     $       0.22    $       0.74      $       0.68     $      0.63
                                                    ------------     ------------    ------------     -------------   -------------
                                                    ------------     ------------    ------------     -------------   -------------
   Weighted average shares outstanding............         5,745            5,735           5,749             5,661           5,645
                                                    ------------     ------------    ------------     -------------   -------------
                                                    ------------     ------------    ------------     -------------   -------------

OPERATING DATA:
   Number of home sales closed....................         1,092            1,346           1,187             1,003             867
   Average sales price............................    $      146      $       134     $       111       $       116      $      108
                                                    ------------     ------------    ------------     -------------   -------------
                                                    ------------     ------------    ------------     -------------   -------------

BALANCE SHEET DATA:
   Inventories and properties held for
   development or sale............................     $  74,379        $  81,825       $  74,650         $  60,450        $ 42,604
   Total assets...................................        88,281           96,234          83,756            68,549          50,330
   Notes and mortgage notes payable...............        47,907           54,137          40,584            33,746          18,673
   Shareholders' equity...........................     $  26,315        $  26,819       $  25,396         $  21,033        $ 17,030


------------------------
(1) The Company recorded a noncash write-down of land development costs and finished lots at development sites in Florida and Indiana in fiscal 1997. See Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

           The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales:


                                                                        YEARS ENDED MARCH 31
                                             1998                              1997                               1996
                                         ------------                     ------------                        ------------
Homes closed:
   Single family..............                    431                              397                                 181
   Multi-family...............                    661                              949                               1,006
Average sales price:
   Single family..............           $    186,000                     $    199,000                        $    154,000
   Multi-family...............                122,000                          107,000                             103,000
Net sales:
   Single family..............           $ 80,370,000                     $ 79,083,000                        $ 27,916,000
   Multi-family...............             80,460,000                      101,374,000                         103,667,000
                                         ------------                     ------------                        ------------
Total net sales                          $160,830,000                     $180,457,000                        $131,583,000
                                         ------------                     ------------                        ------------
                                         ------------                     ------------                        ------------


-------------------------------


           The following table sets forth the Company's backlog (homes under contract but not closed):


MARCH 31                                                NUMBER OF HOMES             SALES VALUE
--------                                                ---------------             -----------
1998..............................................            631                      $98,380,000
1997..............................................            409                      $60,908,000
1996..............................................            533                      $69,319,000


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

RESULTS OF OPERATIONS

           YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

           The Company's home sales decreased $19.6 million or 11% during fiscal 1998 as compared to fiscal 1997 as a result of a 18.9% decrease in the number of homes closed which was partially offset by a 9% increase in the average sales price of homes closed. The decrease in the number of homes closed was principally due to delays in opening new communities for sales in New Jersey, Minneapolis and Iowa which resulted in those projected closings being pushed to fiscal 1999. This also accounts for a portion of the increase in backlog at March 31, 1998.

           Gross profit decreased by $2.6 million or 11% during fiscal 1998 as compared to fiscal 1997. Gross profit margins remained constant at 13% during both years. The decrease in gross profit was primarily due to the decrease in home sales during fiscal 1998.

           Selling, general and administrative expenses increased by $972,000 to $20.5 million in fiscal 1998 from $19.6 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to

12.8% in fiscal 1998 from 10.8% in fiscal 1997. This increase was primarily due to the decrease in home sales during fiscal 1998.

           Interest expense was $2.0 million in fiscal 1998 as compared to $958,000 in fiscal 1997. The increase in interest expense is primarily due to the Company terminating capitalizing interest on a piece of commercial land that it has held for approximately ten years. This land is currently for sale and has a book value of about $9.0 million. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of sales when the related homes are delivered to purchasers. Accordingly, total interest incurred by the Company was approximately $5.1 million for fiscal 1998 and $5.2 million for fiscal 1997.

           The Company's tax rate was approximately 41% in fiscal 1998 and 1997 which reflects the federal statutory rate plus the effect of state taxes, net of federal benefit.

           Net income decreased from $1.2 million in fiscal 1997 to a net loss of $598,000 in fiscal 1998. This decrease was primarily due to the decrease in home sales, increased interest expense and a slight increase in selling, general and administrative expenses for which the Company invested in increased advertising and overhead to fund an expected increase in home sales in fiscal 1999 as witnessed by the large increase in backlog at March 31, 1998.

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

           Selling, general and administrative expenses increased by 43.0% to $19.6 million in fiscal 1997 from $13.7 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 10.8% in fiscal 1997 from 10.4% in fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

           Cash flows provided by operating activities increased $14.2 million from ($9.8) million in fiscal 1997 to $4.4 million in fiscal 1998. This increase was primarily due to decreased investments in residential housing completed and under construction resulting from the decrease in sales activity, combined with the lower level of inventory homes at March 31, 1998. Cash flows used for investing activities were not significant. Cash flows provided by (used for) financing activities decreased by $19.9 from $13.7 in fiscal 1997 to ($6.1) in fiscal 1998. This decrease was primarily due to reduced borrowings under the company's revolving credit facility to finance the lower levels of land inventory and residential housing completed and under construction.

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

           At March 31, 1998, the Company also had a $23.0 million unsecured revolving credit facility from a commercial lender. Borrowings under this facility totaled $15.0 million at March 31, 1998. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home-building activities and debt service. The Company has no significant commitments as of March 31, 1998 requiring the use of funds.

           Due to the lower than expected financial results for the fiscal year ended March 31, 1998, the Company was not in compliance with certain financial covenants under both its Senior Note agreements and its revolving credit facility. All of the Company's lenders have agreed to waive the violations and in addition the agreements have been amended. Certain financial covenants have been reset over the next fiscal year in order to give the Company time to reach original covenant levels. The Company will pay an additional $100,000 principal per month amortization on the Senior Notes for the remaining life of the notes.

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

YEAR 2000 CONSIDERATIONS

           The Company has reviewed the implications of year 2000 compliance and has taken steps designed to ensure that the Company's computer systems and applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and that planned software upgrades, which are underway and in the normal course of business, will address the Company's internal year 2000 needs. While the Company expects that efforts on the part of current employees of the company will be required to monitor year 2000 issues, no assurances can be given that these efforts will be successful. The Company does not expect the cost of addressing any year 2000 issue to be a material event or uncertainty that would have a material adverse effect on future operating results or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the company as of March 31, 1998 and 1997 together with the Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.


                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----

Report of Independent Public Accountants.................................................................   14

Consolidated Balance Sheets as of March 31, 1998 and 1997................................................   15

Consolidated Statements of Operations for the Years Ended March 31,1998, 1997 and 1996...................   16

Consolidated Statements of Shareholders' Equity for the Years Ended March 31,1998, 1997 and 1996.........   17

Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996..................   18

Notes to Consolidated Financial Statements...............................................................   19

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Rottlund Company, Inc.:

We have audited the accompanying consolidated balance sheets of The Rottlund Company, Inc. (a Minnesota corporation) and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Rottlund Company, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                           ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
  May 15, 1998 (except for Note 3
  which date is July 10, 1998)

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                 As of March 31

                      (In Thousands, Except Per Share Data)

                                                                  1998     1997
                                                                -------   -------
                                    ASSETS

CASH AND CASH EQUIVALENTS                                       $ 4,247   $ 7,016

ESCROW AND OTHER RECEIVABLES                                      2,520     1,512

LAND, DEVELOPMENT COSTS AND FINISHED LOTS                        47,247    49,236

RESIDENTIAL HOUSING COMPLETED AND UNDER CONSTRUCTION             27,132    32,589

PROPERTY AND EQUIPMENT, net                                       1,251       710

DEFERRED INCOME TAXES                                             1,164     1,350

INTANGIBLE AND OTHER ASSETS, net                                  4,720     3,821

                                                                $88,281   $96,234
                                                                -------   -------
                                                                -------   -------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Revolving credit facility                                       $15,010   $15,185
Senior notes payable                                             30,925    33,868
Mortgage notes payable                                            1,972     5,084
Accounts payable                                                 11,553     9,289
Accrued liabilities                                               2,506     4,079
Income taxes payable                                                  -     1,910
Total liabilities                                                61,966    69,415
                                                                -------   -------

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:

Preferred stock, $.10 par value, 10,000 shares authorized;
none issued                                                           -         -
Common stock, $.10 par value, 40,000 shares authorized;
5,745 and 5,716 shares issued and outstanding                       141       138
Paid-in capital                                                  11,747    11,656
Retained earnings                                                14,427    15,025

Total shareholders' equity                                       26,315     6,819

                                                                $88,281   $96,234
                                                                -------   -------
                                                                -------   -------



                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                          For the Years Ended March 31

                      (In Thousands, Except Per Share Data)

                                                               1998        1997       1996
NET SALES                                                    $160,830    $180,457   $131,583

COST OF SALES                                                139,284     156,332    110,589

GROSS PROFIT                                                 21,546      24,125     20,994

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                  20,541      19,569     13,671

WRITE-DOWN OF LAND                                           -           1,500      -

Operating income                                             1,005       3,056      7,323

INTEREST EXPENSE                                             2,018       958        153

Income (loss) before provision (benefit) for income taxes
                                                             (1,013)     2,098      7,170

PROVISION (BENEFIT) FOR INCOME TAXES                         (415)       862        2,928

Net income (loss)                                            $(598)      $1,236     $4,242

BASIC EARNINGS (LOSS) PER SHARE                              $(0.10)     $0.22      $0.75

DILUTED EARNINGS (LOSS) PER SHARE                            $(0.10)     $0.22      $0.74

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                     OF THESE CONSOLIDATED BALANCE SHEETS.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                          For the Years Ended March 31

                                 (In Thousands)


                                                       Common Stock                    Paid-In         Retained
                                                       Shares            Amount        Capital         Earnings         Total
BALANCE, March 31, 1995                                 5,661             $132         $11,354          $ 9,547        $21,033
Net income                                                  -                -               -            4,242          4,242
Stock issued under employee stock purchase plan            22                2             119                -            121

BALANCE, March 31, 1996                                 5,683              134          11,473           13,789         25,396
Net income                                                  -                -               -            1,236          1,236
Stock issued under employee stock purchase plan            22                3             125                -            128
Stock options exercised                                    11                1              58                -             59

BALANCE, March 31, 1997                                 5,716              138          11,656           15,025         26,819
Net loss                                                    -                -               -            (598)          (598)
Stock issued under employee stock purchase plan            29                3              91                -             94

BALANCE, March 31, 1998                                 5,745             $141         $11,747          $14,427        $26,315


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                          For the Years Ended March 31
                                 (In Thousands)


                                                                                            1998        1997        1996
OPERATING ACTIVITIES:
Net income (loss)                                                                         $ (598)     $ 1,236      $ 4,242
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities-
Depreciation and amortization                                                                 626         479          233
Write-down of land                                                                              -       1,500            -
Deferred income taxes                                                                         186       (833)        (186)
Change in operating items:
Escrow and other receivables                                                              (1,008)         483        (848)
Land, development costs and finished lots                                                   1,989     (1,797)      (2,193)
Residential housing completed and under construction                                        5,457     (6,878)      (3,137)
Intangible and other assets                                                               (1,012)     (1,457)      (1,199)
Accounts payable                                                                            2,264     (1,475)      (2,196)
Accrued liabilities                                                                       (1,573)         158          789
Income taxes payable                                                                      (1,910)     (1,181)        2,218

Net cash provided by (used for) operating activities                                        4,421     (9,765)      (2,277)

INVESTING ACTIVITIES:
Purchase of property and equipment, net                                                   (1,054)       (383)        (307)
Net cash received from acquisition (Note 2)                                                     -           -          109
Other                                                                                           -        (13)         (19)

Net cash used for investing activities                                                    (1,054)       (396)        (217)

FINANCING ACTIVITIES:
Proceeds from (repayments of) revolving credit facility, net                                (175)      14,685          500
Proceeds from issuance of senior notes payable                                                  -           -       10,000
Proceeds from issuance of mortgage notes payable                                              174       5,205        1,117
Repayments of senior notes payable                                                        (2,943)     (1,132)            -
Repayments of mortgage notes payable                                                      (3,286)     (5,205)     (11,402)
Proceeds from stock options exercised                                                           -          59            -
Proceeds from stock issued under employee stock purchase plan                                  94         128          121

Net cash provided by (used for) financing activities                                      (6,136)      13,740          336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (2,769)       3,579      (2,158)

CASH AND CASH EQUIVALENTS:
Beginning of year                                                                           7,016       3,437        5,595

End of year                                                                               $ 4,247     $ 7,016      $ 3,437


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized                                        $ 2,025     $   906      $   153

Cash paid for income taxes                                                                $ 2,022     $ 2,948      $ 1,010


 The accompanying notes are an integral part of these consolidated financial statements.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997


1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

The Rottlund Company, Inc. (a Minnesota corporation) and its subsidiaries, collectively referred to as the Company, are engaged in the design, construction, marketing and sale of residential real estate. The Company's primary developments are in Minnesota, with additional development sites in Iowa, Florida, Indiana and New Jersey; accordingly, the Company's operations can be impacted significantly by the residential real estate market conditions in each of these geographic areas.
During fiscal 1998, the Company disposed of a wholly owned subsidiary which was engaged in the business of originating residential mortgage loans as a correspondent for various mortgage banking companies. Through the date of disposal, such mortgage activity was not significant. The reserves the Company established in fiscal 1997 were adequate to cover the costs the Company incurred to dispose of this subsidiary. The Company has generally been able to secure financing for its acquisition, development and construction activities, and management believes that such arrangements will continue to be available on terms satisfactory to the Company. However, there can be no assurance that continued financing for land acquisitions will be available or, if available, will be on terms satisfactory to the Company. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of The Rottlund Company, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
REVENUE RECOGNITION

Revenue from sales of properties is recognized upon a formal closing and conveyance of title to the buyer. Escrow receivables represent funds held in escrow because the Company is obligated to perform minor activities subsequent to formal closing. Customer earnest money deposits received under binding purchase agreements are reflected as accrued liabilities until formal closing. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 1998 and 1997, approximately $811,000 and $597,000, respectively, of cash and cash equivalents was restricted for customer earnest money deposits.

LAND, DEVELOPMENT COSTS AND FINISHED LOTS

Direct costs related to land development, including land acquisition costs; improvement and construction costs for clearing and grading, roads and utility systems; architectural, surveying, engineering and legal fees; and real estate taxes, are capitalized as costs of land. The Company also capitalizes interest incurred in connection with land held for development up to the point it is deemed fully realizable upon sale. Interest of approximately $2,942,000, $4,196,000 and $3,698,000 was capitalized in fiscal 1998, 1997 and 1996, respectively. Aggregate development costs are allocated to finished lots and charged to cost of sales upon a formal closing and conveyance of title to the buyer.
During fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and that impairment losses be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Prior to the adoption of SFAS No. 121, inventories were recorded at the lower of cost or net realizable value for each parcel or subdivision. Under SFAS No. 121, inventories to be held and used are stated at cost unless a subdivision is determined to be impaired, in which case the impaired inventories are written down following the provisions of SFAS No. 121. Write-downs of impaired inventories are recorded as adjustments to the cost basis of the respective inventory. The Company recorded a noncash write-down of land, development costs and finished lots at development sites in Florida and Indiana of $1,500,000 in fiscal 1997. The impairment was determined by the Company's management based on decreases in the market value of the sites as well as development costs which were in excess of management's original estimates. Management determined the fair value of these development sites based on various methods, including discounted cash flow projections and evaluations of comparable market prices of land, as appropriate. The write-down for impairment of long-lived assets was calculated in accordance with the requirements of SFAS No. 121 but was not necessitated by the implementation of SFAS No. 121. Had the Company not adopted SFAS No. 121, a similar write-down would have been required.
The estimation process involved in determining if assets have been impaired and in determining fair value is inherently uncertain since it requires estimates of current market yields, as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the estimates applied to the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may differ materially from the estimated fair values, as described herein.
RESIDENTIAL HOUSING COMPLETED AND UNDER CONSTRUCTION

Residential housing completed and under construction represents the direct costs of construction of single-family and multifamily home projects, excluding land costs. Residential housing is valued at the lower of cost or estimated fair value.
PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions and major renewals are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is provided using accelerated methods, principally over three to five years for model home furnishings and five to seven years for furniture and equipment. Accumulated depreciation totaled $780,000 and $725,000 as of March 31, 1998 and 1997, respectively.
INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist primarily of the excess of the purchase price paid for business acquisitions over the net assets acquired, deferred financing costs and deposits for the option to acquire land. The excess of the purchase price paid for business acquisitions over the net assets acquired is being amortized over 20 years, with accumulated amortization of $147,000 and $73,000 as of March 31, 1998 and 1997, respectively. Deferred financing costs are amortized over the lives of the respective financing agreements, with accumulated amortization of $125,000 and $87,000 as of March 31, 1998 and 1997, respectively. Deposits for the option to acquire land are capitalized as land, development costs and finished lots at the time of exercise or are charged to expense upon expiration.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. PRODUCT WARRANTY

The Company warrants its residential housing for periods of 10 and 15 years. The Company purchases insurance coverage for periods after two years. Warranty costs are estimated at the time of sale and adjusted annually to reflect ultimate experience. Product warranty costs are included in cost of sales in the accompanying consolidated statements of operations.
ADVERTISING

The Company's advertising expense amounted to $2,316,000, $1,795,000 and $1,352,000 in fiscal 1998, 1997 and 1996, respectively.
NET EARNINGS (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. As a result, all prior periods presented have been restated to conform to the provisions of SFAS No. 128, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Company's stock option plans. A reconciliation of these amounts is as follows (in thousands, except for per share data):


                                                                               1998          1997          1996
Net income                                                                     $ (598)       $1,236        $4,242

Weighted average number of common shares outstanding:
Basic                                                                          5,745         5,712         5,684
Dilutive effect of stock options                                               -             23            69

Common and potential common shares outstanding:
Diluted                                                                        5,745         5,735         5,753

Basic earnings (loss) per share                                                $(0.10)       $ 0.22        $ 0.75

Diluted earnings (loss) per share                                              $(0.10)       $ 0.22        $ 0.74


As a result of the adoption of SFAS No. 128, the Company's reported earnings per share (EPS) for fiscal 1997 and 1996 have been restated as follows:

                                               1977         1996
Primary EPS as reported                        $ 0.22       $ 0.74
Effect of SFAS No. 128                              -         0.01

Diluted EPS as reported                        $ 0.22       $ 0.74
Effect of SFAS No. 128                              -            -

Diluted EPS as restated                        $ 0.22       $ 0.74

NEW ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 130

      On March 31, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has no other elements of comprehensive income outside its reported net loss; thus, net loss is equivalent to comprehensive income for all periods presented.

      SFAS NO. 131

      The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in June, 1997. SFAS No. 131 requires that public business enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers, and is effective for fiscal years beginning after December 15, 1997. The Company believes adoption will not have a significant impact on the consolidated financial statements.

2.    ACQUISITION:

On February 20, 1996, the Company acquired certain assets, including land, work in process and contractual rights, and assumed certain liabilities of Kevin Scarborough, Inc. (Scarborough), a residential home builder operating in New Jersey. The purchase price, which included liabilities assumed by the Company, was approximately $9,800,000. The acquisition was accounted for using the purchase method of accounting, which resulted in an excess of the purchase price over the net assets acquired of approximately $1,000,000. In connection with the acquisition, the Company entered into employment agreements with certain key employees who were former shareholders of Scarborough. These agreements have five-year terms and provide for compensation based in part on earnings of the acquired Scarborough operations. Results of operations of Scarborough have been included in the accompanying consolidated financial statements from the date of acquisition.
The following unaudited pro forma financial data gives effect to the Scarborough acquisition as if it had occurred on the first day of each period presented. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Scarborough.
The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the acquisition had been effected during the periods presented.
The pro forma financial information reflects adjustments to record the excess purchase price over the fair value of net assets acquired and adjusts income taxes for the pro forma adjustments (in thousands, except per share data):

                                                                      March 31,1996
      Net sales                                                            $147,467

      Net income                                                           3,405
      Basic earnings per share                                             0.60
      Diluted earnings per share                                           0.59

3.    DEBT:

REVOLVING CREDIT FACILITY

In October 1996, the Company entered into an unsecured revolving credit agreement (the Credit Facility) with a group of banks that provides borrowings of up to $23 million, of which $5 million may be used for letters of credit. Borrowings under the Credit Facility are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots, residential housing completed and under construction, and the working capital of the Company less amounts outstanding under the Senior Notes, as defined herein. Borrowings under the Credit Facility bear interest at the greater of the agent bank's base rate or the federal funds rate plus 1.0% (9.5% as of March 31, 1998). As of March 31, 1998, borrowings outstanding under the Credit Facility's line of credit totaled $15,010,000, outstanding letters of credit totaled $646,000 and $7,344,000 was available for borrowing under the calculation described above. The Credit Facility expires in October 1999.

During fiscal 1998, 1997 and 1996, the maximum balance outstanding under current and former revolving credit facilities was $20,860,000, $16,585,000 and $6,500,000, and the average balance was $12,359,000, $9,507,000 and
$1,464,000, respectively. The weighted average interest rate during such years was 9.5%, 8.9% and 9.6%, respectively. The carrying amount of borrowings outstanding under the Credit Facility as of March 31, 1998 and 1997 approximates their fair value due to their current maturities and/or variable interest rates.
SENIOR NOTES PAYABLE

In December 1994, the Company issued $25 million of 12.1% senior notes payable, and in February 1996, the Company issued an additional $10 million of 9.4% senior notes payable (collectively, the Senior Notes). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. Interest on the Senior Notes was due monthly through November 1996, with monthly principal and interest payments of approximately $552,000 due from December 1996 through December 2004. As of March 31, 1998 and 1997, the fair value of the Senior Notes was approximately $32,800,000 and $35,690,000, respectively. MORTGAGE NOTES PAYABLE

Mortgage notes payable are primarily for the acquisition and development of land, with fixed interest rates ranging from 8.0% to 9.0% and variable interest rates at prime plus 1.0%. These nonrecourse notes are collateralized by land, with a carrying cost of approximately $2,379,000 as of March 31, 1998, and mature at various dates through December 2001. The carrying amounts of mortgage notes payable approximate their fair value due to their current maturities and/or variable interest rates. Scheduled annual maturities of the Senior Notes and mortgage notes payable as of March 31, 1998 are as follows (in thousands):

                Fiscal Year
                1999                                                  $ 3,996
                2000                                                    4,695
                2001                                                    4,256
                2002                                                    4,748
                2003                                                    5,171
                Thereafter                                             10,031

                                                                      $32,897

The Senior Notes and the Credit Facility contain various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations. The Company was in compliance with, or had obtained waivers for, all covenants as of March 31, 1998.
4. INCOME TAXES:

The following summarizes the provision (benefit) for income taxes
(in thousands):

                                                            Years Ended March 31
                                                            1998           1997            1996
                Current:
                Federal                                    $(606)          $1,346          $2,424
                State                                          5              349             690
                Deferred                                     186             (833)           (186)

                Provision (benefit) for income taxes       $(415)          $  862          $2,928

The components of deferred income taxes consist of the following as of March 31 (in thousands):

                                                                          1998         1997
                Inventory                                                 $  606       $  493
                State--net operating loss carryforward                       191            -
                Warranty reserves                                            144          554
                Other accrued liabilities                                     93          217
                Other                                                        130           86

                Deferred income tax asset                                 $1,164       $1,350

A reconciliation of the Company's statutory federal income tax rate to the effective tax rate is as follows:

                                                           Years Ended March 31
                                                           1998            1997        1996
                Statutory federal rate                        34.0%        34.0%       34.0%
                State income taxes, net of federal benefit     6.0          5.8         6.3
                Other                                          1.0          1.3         0.5

                Effective tax rate                            41.0%        41.1%       40.8%


5.         EMPLOYEE STOCK PLANS:
STOCK OPTION PLANS

The Company has a stock option plan (the Plan) which provides for the granting of options to designated employees, nonemployees and consultants of the Company to purchase up to an aggregate of one million shares of common stock at an exercise price not less than the fair market value of the common stock on the dates the options are granted. The options become exercisable in equal amounts over a five-year period from the date of grant and expire ten years from the date of grant.
The Company also has a director stock option plan (DSOP), pursuant to which 100,000 shares of common stock have been reserved for the granting of stock options to the Company's outside directors. Under the DSOP, the Company granted an initial option for the purchase of 1,000 shares to each of the two outside directors and thereafter will grant stock options for the purchase of 1,000 additional shares of common stock annually for each year of continued service on the board. Each option is granted at fair market value on the date of grant and is exercisable for a period of four years, commencing one year after the date of grant.

The following table summarizes activity in the stock option plans:

                                                                                        Weighted
                                                                                         Average
                                                               Number of Shares          Exercise
                                                             The Plan        DSOP         Price
                Balance, March 31, 1995                       299,872        3,000         $5.91
                Granted                                       128,468        2,000          8.12

                Balance, March 31, 1996                       428,340        5,000          6.59
                Granted                                       166,196        2,000          5.38
                Exercised                                     (10,420)           -          5.62
                Canceled                                       (8,480)      (3,000)         5.87

                Balance, March 31, 1997                       575,636        4,000          6.26
                Canceled                                      (40,534)           -          6.37

                Balance, March 31, 1998                       535,102        4,000         $5.55

                Options exercisable as of March 31, 1998      329,073        4,000         $6.08

                Shares available for future grants            445,998       92,000

Shares outstanding under the stock option plans as of March 31, 1998 have exercise prices ranging from $5.13 to $8.87 and a weighted average remaining contractual life of 6.8 years.
The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue to account for its stock option plans under the provisions of APB Opinion No. 25, under which no compensation costs have been recognized. Because the measurement provisions of SFAS No. 123 have not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years. Had compensation costs for these plans been recorded at fair value consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                     1998          1997

                Net income (loss) (in thousands):
                As reported                                           $(598)        $1,236
                Pro forma                                             (713)         1,168

                Basic and diluted earnings (loss) per share:
                As reported                                           $(.10)        $ 0.22
                Pro forma                                             $(.12)        $ 0.20


The weighted average fair value of stock options granted in fiscal 1997 was $2.64.The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted in fiscal 1997:

                Risk-free interest rate                5.97%-6.11%
                Expected life                          5-10 Years
                Expected volatility                    34%-36%
                Expected dividend yield                None

EMPLOYEE STOCK PURCHASE PLAN

The Company sponsors an employee stock purchase plan (the Purchase Plan). A total of 125,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower fair market value of the common stock at certain dates. During the years ended March 31, 1998, 1997 and 1996, employee contributions of approximately $94,000, $128,000 and $121,000, respectively, were used to purchase common stock under the terms of the Purchase Plan.
6. RETIREMENT SAVINGS PLAN:

The Company sponsors a 401(k) profit-sharing plan which covers all employees over the age of 20 1/2 who elect to participate. The Company may, at its discretion, make contributions to the 401(k) plan. All plan contributions vest in equal installments over a five-year period. The Company contributed $80,000, $83,000 and $53,000 to the 401(k) plan in fiscal 1998, 1997 and 1996, respectively.
7. COMMITMENTS AND CONTINGENCIES:

LETTERS OF CREDIT AND BONDS

Letters of credit are issued by banks, and bonds are issued by insurance companies on behalf of the Company during the ordinary course of business, as required by certain development agreements with municipalities. As of March 31, 1998, the Company had outstanding letters of credit totaling $2,200,000 and outstanding bonds totaling $944,000.
LITIGATION

The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are not expected to be material to the Company's financial position or results of operation.
LEASES

The Company is obligated under various noncancelable operating leases for office facilities and certain equipment. Rental expense under these agreements, excluding leaseback of model homes, was approximately $714,000, $866,000 and $600,000 in fiscal 1998, 1997 and 1996, respectively.
Future minimum lease payments required under noncancelable operating lease agreements are as follows (in thousands):

                    Fiscal Year                                              Amount
                -------------------                                       ------------
                1999                                                              $575
                2000                                                               271
                2001                                                                57
                2002                                                                16

                                                                                  $919

On March 29, 1998, the Company entered into an agreement for the sale and leaseback of ten of its model homes in Minnesota and New Jersey for approximately $1,400,000. The lease term on individual model homes is 11 months. Total lease payments are based on LIBOR plus 5.0%, and no rental expense was incurred in fiscal 1998. Additional future rental commitments approximate $155,000 in fiscal 1999.
8. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following is a condensed summary of quarterly results of operations for fiscal 1998 and 1997 (in thousands, except per share data):
                                                                    Basic and
                                                                     Diluted
                                                        Net          Earnings
                                         Gross        Income        (Loss) Per
                        Net Sales        Profit       (Loss)          Share
                       -----------      --------     --------      ------------
                       -----------      --------     --------      ------------

Fiscal 1998:
First quarter                $ 42,704         $ 6,076         $  454       $ 0.08
Second quarter                 41,674           5,642             94         0.02
Third quarter                  32,008           4,082           (732)       (0.13)
Fourth quarter                 44,444           5,746           (414)       (0.07)

                             $160,830         $21,546         $ (598)      $(0.10)

Fiscal 1997:
First quarter                $ 38,074         $ 5,572         $  652       $ 0.11
Second quarter                 46,669           5,971            429         0.08
Third quarter                  49,614           6,412            823         0.14
Fourth quarter*                46,100           6,170           (668)       (0.11)

                             $180,457         $24,125         $1,236       $ 0.22


*Fourth quarter of fiscal 1997 reflects adjustments relating to land impairment that reduced income before provision (benefit) for income taxes by $1,500,000.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for Annual Meeting of Shareholders to be held September 10, 1998 (the "1998 Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.

David H. Rotter                    51     President, Secretary and Director
Bernard J. Rotter                  55     Vice President, Treasurer and Director
Todd M. Stutz                      40     Executive Vice President and Director
John J. Dierbeck, III              52     Executive Vice President and Director
Lawrence B. Shapiro                42     Chief Financial Officer and Director


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

           LAWRENCE B. SHAPIRO was elected Chief Financial Officer and a Director of the Company in August 1992. Prior to that time, he served as the Company's Controller.

ITEM 11.     EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)       DOCUMENTS FILED WITH THIS REPORT.

                     (1) See index to consolidated financial statements on page 14 of this report.

                     (2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

           (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 1998, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

           (c)       EXHIBITS


Exhibit
Number     Description
------     -----------
3.1        The Company's Restated Articles of Incorporation.(1)
3.2        The Company's Bylaws.(1)
10.1       The Rottlund Company, Inc. 1992 Stock Option Plan.(1)
10.2       The Rottlund Company, Inc. 1992 Director Stock Option Plan.(1)
10.3       The Rottlund Company, Inc. Employee Stock Purchase Plan.(1)
10.4       Form of Shareholders Agreement.(1)
10.5       Note Agreement, dated as of December 2, 1994, by and among the Company and the purchasers listed therein.(2)
10.6       Note Agreement, dated as of February 15, 1996, by and among the Company and the purchasers listed therein.(3)
10.7       Letter Amendment, dated December 30, 1996, by and among the Company and the note purchasers listed therein.
10.8       Waiver and Amendment, dated March 31, 1997, by and among the Company and the note purchasers listed therein.
10.9       Waiver and Amendment, dated December 31, 1997, by and among the Company and the note purchasers listed therein.
10.10      Waiver and Amendment, dated as of March 31, 1998, by and among the Company and the note purchasers listed therein.
10.11      Credit Facility, dated October 23, 1996 with First National Bank of Boston.(4)
10.12      First Modification of Credit Agreement, dated November 19, 1996.
10.13      Second Modification of Credit Agreement, dated December 24, 1996.
10.14      Third Modification of Credit Agreement, dated January 18, 1997.
10.15      Fourth Modification of Credit Agreement, dated June 25, 1997.
10.16      Fifth Modification of Credit Agreement, dated January 15, 1998.
10.17      Sixth Modification of Credit Agreement, dated July 10, 1998.
11         Computation of Per Share Earnings.
22         Subsidiaries of the Company.
23         Consent of Arthur Andersen LLP.
27.1       Financial Data Schedule.


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


                                          THE ROTTLUND COMPANY.  INC.
Dated:  July 13, 1998
                                          By     /s/ DAVID H. ROTTER
                                            ------------------------------------
                                                      David H. Rotter
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                        AND DIRECTOR


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                              TITLE                                     DATE
     /s/ DAVID H. ROTTER           President, Chief Executive Officer                  July 13, 1998
------------------------------     and Director
       David H. Rotter

    /s/ BERNARD J. ROTTER          Vice President, Treasurer and Chairman              July 13, 1998
------------------------------     of the Board
      Bernard J. Rotter

  /s/ JOHN J. DIERBECK, III        Executive Vice President and Director               July 13, 1998
------------------------------
    John J. Dierbeck, III

   /s/ LAWRENCE B. SHAPIRO         Chief Financial Officer and Director                July 13, 1998
------------------------------     (Principal Financial and Accounting Officer)
     Lawrence B. Shapiro

      /s/ TODD M. STUTZ            Executive Vice President and Director               July 13, 1998
------------------------------
        Todd M. Stutz

                                   Director
         Dennis Doyle
------------------------------
                                   Director
        Scott D. Rued
------------------------------


                                EXHIBIT INDEX

                                                                             Manually
                                                                           Numbered Page
Exhibit No.                              Exhibit                             References
-----------                             ---------                         ---------------
10.7             Letter Amendment, dated December 30, 1996, by and among the Company and the note purchasers listed therein.

10.8             Waiver and Amendment, dated March 31, 1997, by and among the Company and the note purchasers listed therein.

10.9             Waiver and Amendment, dated December 31, 1997, by and among the Company and the note purchasers listed therein.

10.10            Waiver and Amendment, dated as of March 31, 1998, by and among the Company and the note purchasers listed therein.

10.12            First Modification of Credit Agreement, dated November 19, 1996.

10.13            Second Modification of Credit Agreement, dated December 24, 1996.

10.14            Third Modification of Credit Agreement, dated January 18, 1997.

10.15            Fourth Modification of Credit Agreement, dated June 25, 1997.

10.16            Fifth Modification of Credit Agreement, dated January 15, 1998.

10.17            Sixth Modification of Credit Agreement, dated July 10, 1998.

11               Computation of Per Share Earnings

22               Subsidiaries of The Rottlund Company, Inc.

23               Consent of Arthur Andersen LLP

27.1             Financial Data Schedule
