Form 10-Q
period 1998-06-30
ROTTLUND CO INC
filed 1998-08-12
CIK 891329

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934
For the Quarterly Period Ended June 30, 1998
                               -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
----
     EXCHANGE ACT OF 1934

For the Transition Period From        To
                               ------    -------


Commission file number  0-20614
                        -------

                           THE ROTTLUND COMPANY, INC.
             -------------------------------------------------------
             (Exact name of registrants as specified in its charter)


         MINNESOTA                                41-1228259
--------------------------------              --------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                 Identification No.)


2681 Long Lake Road, Roseville, MN                  55113
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


                                 (651) 638-0500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at August 4, 1998 was 5,772,913 shares.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     PAGE
                                                                     -----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets -- June 30, 1998
         and March 31, 1998                                             3

         Consolidated statements of operations -- Three
         months ended June 30, 1998 and 1997                            4

         Consolidated statements of cash flows -- Three
         months ended June 30, 1998 and 1997                            5

         Notes to consolidated financial statements                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7


PART II. OTHER INFORMATION                                             10


SIGNATURES                                                             11


Part I.  Financial Information
Item 1.  Financial Statements


                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets -- Unaudited
                                     As of


                                                 June 30, 1998     March 31, 1998
                                                 -------------     --------------
     ASSETS

Cash and cash equivalents                         $ 1,343,381        $ 4,246,674
Escrow and other receivables                        3,139,490          2,519,913
Land, development costs and finished lots          51,211,469         47,247,120
Residential housing completed and under            28,937,589         27,132,455
    construction
Property and equipment, net                         1,124,661          1,250,710
Deferred financing costs and other assets           5,571,811          5,884,127
                                                  -----------        -----------
                                                  $91,328,401        $88,280,999
                                                  -----------        -----------
                                                  -----------        -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Revolving credit facility                    $17,385,000        $15,010,000
     Senior notes payable                          30,135,678         30,924,636
     Mortgage notes payable                         1,891,072          1,972,402
     Accounts payable                              11,620,474         11,552,749
     Accrued liabilities                            3,393,187          2,506,176
     Income taxes payable                             240,800                  0
                                                  -----------        -----------
           Total liabilities                       64,666,211         61,965,963
                                                  -----------        -----------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                    --                 --
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,772,913
          and 5,745,110 respectively                  143,291            140,511
     Paid-in capital                               11,744,428         11,747,208
     Retained earnings                              14,774,471        14,427,317
                                                  -----------        -----------
          Total shareholders' equity                26,662,190        26,315,036
                                                  -----------        -----------
                                                   $91,328,401       $88,280,999
                                                  -----------        -----------
                                                  -----------        -----------

           See accompanying notes to consolidated financial statements

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED


                                               For the Three Months
                                                    Ended June 30,
                                               ---------------------
                                                1998           1997
                                                ----           ----

Net sales                                  $ 51,354,453    $ 42,704,063
Cost of sales                                44,484,220      36,629,265
                                           ------------    ------------
                                              6,870,234       6,074,797

Selling, general and
     administrative expense                   5,621,086       5,038,845
                                           ------------    ------------
Operating income                              1,249,147       1,035,953

Other (income) expense:
     Interest expense                           717,201         279,505
     Other income                               (56,208)        (13,197)
                                           ------------    ------------

Income before provision for income taxes        588,154         769,645
Provision for income taxes                      241,000         316,000
                                           ------------    ------------
Net income                                 $    347,154    $    453,645
                                           ------------    ------------
                                           ------------    ------------

     Net income per share                  $       0.06    $       0.08
                                           ------------    ------------
                                           ------------    ------------
     Weighted average
       shares outstanding                     5,772,913       5,745,110
                                           ------------    ------------
                                           ------------    ------------


           See accompanying notes to consolidated financial statements

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED



                                                                   For the Three Months Ended
                                                                             June 30,
                                                                   --------------------------
                                                                       1998           1997
                                                                       ----           ----
OPERATING ACTIVITIES:

   Net income                                                     $   347,154    $   453,645
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                    180,690        101,397
      Changes in operating items:
         Escrow and other receivables                                (619,577)       123,548
         Land, development costs and finished lots                 (3,964,349)      (304,160)
         Residential housing completed and under construction      (1,805,134)     3,608,957
         Deferred financing costs and other assets                    312,316       (597,740)
         Accounts payable                                              67,724       (745,496)
         Accrued liabilities                                          887,012       (513,256)
         Income taxes payable                                         240,800         66,079
                                                                   ----------    -----------
            Net cash provided by (used for) operating activities   (4,353,364)     2,192,974
                                                                   ----------    -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                            (54,641)       (11,771)
                                                                   ----------    -----------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                45,000        572,529
   Repayments of mortgage notes payable                              (126,330)      (677,452)
   Proceeds from (repayments of) revolving credit facility, net     2,375,000     (4,850,000)
   Stock options exercised                                                  0              0
   Repayment of Senior Notes Payable                                 (788,958)      (705,120)
                                                                   ----------    -----------
      Net cash provided by (used for) financing activities          1,504,712     (5,660,043)
                                                                   ----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (2,903,293)    (3,478,840)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              4,246,674      7,015,543
                                                                   ----------    -----------
   End of period                                                  $ 1,343,381    $ 3,536,703
                                                                   ----------    -----------
                                                                   ----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
   Cash paid for interest, net of amounts capitalized             $   717,201    $   279,505
   Cash paid for income taxes                                          35,200        250,000
                                                                   ----------    -----------
                                                                   ----------    -----------

           See accompanying notes to consolidated financial statements

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report for the year ended March 31, 1998 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

The Company has experienced, and expects to continue to experience significant variability in quarterly net sales and net income. Operating results for the three month period ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.


Note 2. Revolving Credit Facility to Bank

As of June 30, 1998, the Company had a line-of-credit arrangement with a bank totaling $23,000,000, with interest at the bank's prime rate plus .5%. Borrowings outstanding at June 30, 1998 were $17,385,000 under this arrangement. In addition, letters of credit totaling approximately $1,069,000 were outstanding under this arrangement at June 30, 1998.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.

                            Percentage of Net Sales
                            -----------------------
                             For The Three Months
                                 Ended June 30
                             --------------------
                                1998      1997
                                ----      ----

Net sales                      100.0%    100.0%
Cost of sales                   86.6      85.8
                               ------    ------
  Gross profit                  13.3      14.2

  Selling, general and
   administrative expense       10.9      11.8
                               ------    ------
Operating income                 2.4       2.4

Other (income) expense:
  Interest expense               1.4        .6
  Other income                   (.1)      (.0)
                               ------    ------
   Income before provision
    for income taxes             1.1       1.8
  Provision for income taxes      .4        .7
                               ------    ------
  Net income                      .7%      1.1%
                               ------    ------
                               ------    ------

  Number of homes closed         347       311
                               ------    ------
                               ------    ------



BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:


                                 Number of
         June 30,                  Homes                      Sales Value
         --------                ---------                    -----------

         1998                       725                       $117,100,000
         1997                       380                       $ 57,400,000


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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997

Revenues for the three months ended June 30, 1998, increased by 20.4%, to $51.4 million, from $42.7 million for the comparable period of 1997. The number of homes closed by the Company increased by 11.6% to 347 units for the three months ended June 30, 1998, from 311 units during the same period in 1997. The average selling price of a home increased 7.8% to $148,000, during the three months ended June 30, 1998 from $137,300 for the comparable period in 1997. This increase was principally due to a shift in the sales mix to a greater number of homes closed in single family developments and fewer homes sold in multi-family developments. Sales prices in multi-family developments are typically lower than in single family developments.

Gross profit increased by 13.1%, to $6.9 million for the three months ended June 30, 1998, from $6.1 million for the comparable period of 1997. Gross profit as a percentage of net sales decreased to 13.3% from 14.2% primarily due to older lower margin homes closing during the current quarter, and continued start up costs in some of the Company's newer markets. The majority of lower margin homes that were in backlog at the beginning of the quarter were closed during the current quarter, and margins should improve through the balance of the year.

Selling, general and administrative expenses increased by 12.0% to $5.6 million in the three months ended June 30, 1998, from $5.0 million for the comparable period of 1997. The increase is due to an increase in variable costs related to the increase in revenue during the quarter as well as continued start up costs in some of the Company's newer markets. As a percentage of net sales, selling, general and administrative expense decreased to 10.9% for the three month period ended June 30, 1998, from 11.8% for the same period in 1997.

Interest expense increased to $717,000 for the three months ended June 30, 1997, from $280,000 for the comparable period in 1997. The increase in interest expense is primarily due to the Company terminating capitalizing interest on a piece of commercial land that is has held for approximately ten years. The land is currently for sale and has a book value of about $9.0 million. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

The Company's effective tax rate for both periods was approximately 41% which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had available cash and cash equivalents of approximately $1,343,000.

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

At June 30, 1998, the Company also had a $23.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $17.4 million at June 30, 1998. The Company has the capacity as of June 30, 1998 to borrow an additional $1.5 million of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The issuance of the Senior Notes and the availability of the unsecured line of credit provide additional liquidity and flexibility to the Company over the next two to three years. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service including the Company's recent expansions to Iowa, Florida, New Jersey and Indiana.

Due to the lower than expected financial results for the fiscal year ended March 31, 1998, the Company was not in compliance with certain covenants under both its Senior Note agreements and its revolving credit facility. All of the Company's lenders have agreed to waive the violations and in addition the agreements have been amended. Certain financial covenants have been reset over the next fiscal year in order to give the Company time to reach original covenant levels. The Company will pay an additional $100,000 principal per month amortization on the Senior Notes for the remaining life of the notes.

The Company has generally been able to secure financing for its acquisition, development and construction activities, and management believes such arrangements will continue to be available on terms satisfactory to the Company. There can be no assurance, however, that continued financing for land acquisitions will be available or, if available, will be on terms satisfactory to the Company.

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

PART II -- OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits. Not applicable.

          (b)  Reports on Form 8-K.

               The registrant filed no reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE ROTTLUND COMPANY, INC.



Date:    August 10, 1998             By: /s/ David H. Rotter
                                         -------------------------------
                                         DAVID H. ROTTER
                                         President and
                                         Chief Executive Officer



Date:    August 10, 1998             By: /s/ Lawrence B. Shapiro
                                         -------------------------------
                                         LAWRENCE B. SHAPIRO
                                         Vice President of Finance
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)