Form 10-Q
period 1998-09-30
ROTTLUND CO INC
filed 1998-11-09
CIK 891329

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the Quarterly Period Ended September 30, 1998
                               -------------------
                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the Transition Period From            To
                               ----------    ----------

Commission file number  0-20614
                        --------

                         THE ROTTLUND COMPANY, INC.
           -------------------------------------------------------
           (Exact name of registrants as specified in its charter)


          MINNESOTA                                        41-1228259
-------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                          Identification No.)


2681 Long Lake Road, Roseville, MN                             55113
------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (651) 638-0500
------------------------------------------------------------------------
(Registrant's telephone number, including area code)


                                   Not Applicable
------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   x   No
                                      -----    -----

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at November 5, 1998 was 5,772,913 shares.

                    THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                       INDEX


                                                                         PAGE
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated balance sheets - September 30, 1998
               and March 31, 1998                                            3

               Consolidated statements of operations - Three and
               six months ended September 30, 1998 and 1997                  4

               Consolidated statements of cash flows - Six
               months ended September 30, 1998 and 1997                      5

               Notes to consolidated financial statements                    6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7


PART II.       OTHER INFORMATION                                            11


SIGNATURES                                                                  12

Part I.  Financial Information
Item 1.  Financial Statements


                    THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets - Unaudited
                                       As of

                                                                 September 30, 1998    March 31, 1998
                                                                 ------------------    --------------

     ASSETS

Cash and cash equivalents                                            $   438,363         $ 4,246,674
Escrow and other receivables                                           1,387,370           2,519,913
Land, development costs and finished lots                             51,739,204          47,247,120
Residential housing completed and under construction                  28,942,215          27,132,455
Property and equipment, net                                            1,005,717           1,250,710
Deferred financing costs and other assets                              7,284,551           5,884,127
                                                                     -----------         -----------
                                                                     $90,797,420         $88,280,999
                                                                     -----------         -----------
                                                                     -----------         -----------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Revolving credit facility                                       $15,735,000         $15,010,000
     Senior notes payable                                             29,024,227          30,924,636
     Notes payable                                                     1,545,927           1,972,402
     Accounts payable                                                 11,391,581          11,552,749
     Accrued liabilities                                               4,491,743           2,506,176
     Income taxes payable                                                629,087                   0
                                                                     -----------         -----------
           Total liabilities                                          62,817,565          61,965,963
                                                                     -----------         -----------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                                          -                   -
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,772,913
          and 5,745,110 respectively                                     143,291             140,511
     Paid-in capital                                                  11,744,428          11,747,208
     Retained earnings                                                16,092,136          14,427,317
                                                                     -----------         -----------
          Total shareholders' equity                                  27,979,855          26,315,036
                                                                     -----------         -----------
                                                                     $90,797,420         $88,280,999
                                                                     -----------         -----------
                                                                     -----------         -----------

          See accompanying notes to consolidated financial statements

               THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                            For the Three Months                   For the Six Months
                                             Ended September 30,                   Ended September 30,
                                       -------------------------------        --------------------------------
                                          1998                1997                1998                1997
                                       -----------         -----------        ------------         -----------
Net sales                              $63,782,429         $41,673,698        $115,136,882         $84,377,761
Cost of sales                           54,082,306          36,035,840          98,566,526          72,665,106
                                       -----------         -----------        ------------         -----------
                                         9,700,123           5,637,858          16,570,356          11,712,655

Selling, general and
 administrative expense                  6,821,627           5,102,398          12,442,713          10,141,243
                                       -----------         -----------        ------------         -----------
Operating income                         2,878,496             535,460           4,127,643           1,571,412

Other (income) expense:
  Interest expense                         699,202             440,453           1,416,403             719,957
  Other income                             (54,371)            (54,079)           (110,579)            (67,276)
                                       -----------         -----------        ------------         -----------

Income before provision
 for income taxes                        2,233,665             149,086           2,821,819             918,731
                                       -----------         -----------        ------------         -----------
Provision for taxes                        916,000              55,000           1,157,000             371,000
                                       -----------         -----------        ------------         -----------
Net income                              $1,317,665             $94,086          $1,664,819            $547,731
                                       -----------         -----------        ------------         -----------
                                       -----------         -----------        ------------         -----------



  Net income per share                       $0.23               $0.02               $0.29               $0.10
                                       -----------         -----------        ------------         -----------
                                       -----------         -----------        ------------         -----------

  Weighted average
   shares outstanding                    5,772,913           5,745,110           5,772,913           5,745,110
                                       -----------         -----------        ------------         -----------
                                       -----------         -----------        ------------         -----------

                    See accompanying notes to consolidated financial statements

                         THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                       For the Six Months Ended September 30,
                                                               1998               1997
                                                           -----------         -----------
OPERATING ACTIVITIES:

   Net income                                               $1,664,819            $547,731
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                             364,469             193,008
      Changes in operating items:
         Escrow and other receivables                        1,132,543             581,391
         Land, development costs and finished
            Lots                                            (4,492,084)          1,574,659
         Residential housing completed and
            Under construction                              (1,809,760)          8,117,804
         Deferred financing costs and other
            Assets                                          (1,400,424)           (521,177)
         Accounts payable                                     (161,169)         (1,679,809)
         Accrued liabilities                                 1,985,567            (346,338)
         Income taxes payable                                  629,087          (1,613,834)
                                                           -----------         -----------
            Net cash provided by(used for)
            Operating activities                            (2,086,952)          6,853,433
                                                           -----------         -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                    (119,476)           (269,108)
                                                           -----------         -----------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                         54,000             572,529
   Repayments of mortgage notes payable                       (480,475)         (3,151,116)
   Proceeds from revolving credit facility, net                725,000          (6,825,000)
   Stock options exercised                                           0                   0
   Repayment of senior notes payable                        (1,900,408)         (1,430,313)
                                                           -----------         -----------
      Net cash used for financing activities                (1,601,883)        (10,833,900)
                                                           -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (3,808,311)         (4,249,575)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                       4,246,674           7,015,543
                                                           -----------         -----------
   End of period                                            $  438,363         $ 2,765,968
                                                           -----------         -----------
                                                           -----------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
   Cash paid for interest, net of amounts capitalized      $ 1,416,403            $719,957
   Cash paid for income taxes                                    1,164           1,984,912
                                                           -----------         -----------
                                                           -----------         -----------

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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and six months ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.


Note 2.   Note Payable to Bank

As of September 30, 1998, the Company had a line-of-credit arrangement with a bank totaling $23,000,000, with interest at the bank's prime rate plus .5%. Borrowings outstanding at September 30, 1998 were $15,735,000 under this arrangement. In addition, letters of credit totaling approximately $1,025,000 were outstanding under this arrangement at September 30, 1998.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.


                                          Percentage of Net Sales
                                          ------------------------

                                   For The Three Months        For The Six Months
                                    Ended September 30         Ended September 30
                                  ---------------------       ---------------------
                                   1998           1997          1998          1997
                                  -------       -------       -------       -------
Net sales                          100.0%        100.0%        100.0%        100.0%
Cost of sales                       84.8          86.4          85.6          86.1
                                  -------       -------       -------       -------
 Gross profit                       15.2          13.6          14.4          13.9

 Selling, general and
 Administrative expense             10.7          12.3          10.8          12.0
                                  -------       -------       -------       -------
Operating income                     4.5           1.3           3.6           1.9

Other (income) expense:
 Interest                            1.1           1.1           1.2            .9
 Other                               (.1)          (.1)          (.1)          (.1)
                                  -------       -------       -------       -------
 Income before provision
  for income taxes                   3.5            .3           2.5           1.1
 Provision for income
  taxes                              1.4            .1           1.0            .4
                                  -------       -------       -------       -------
 Net income                          2.1%           .2%          1.5%           .7%
                                  -------       -------       -------       -------
                                  -------       -------       -------       -------

Number of homes closed               415           283           762           594
                                  -------       -------       -------       -------
                                  -------       -------       -------       -------

BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:

                  Number of
September 30,     Homes          Sales Value
-------------     ----------     ------------
    1998           698           $113,828,000
    1997           394            $62,192,000

As a cautionary note to investors, certain matters discussed in this management's discussion and analysis are forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Such matters involve risks and uncertainties, including changes in economic conditions and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors that may cause actual results to differ materially.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the three months ended September 30, 1998, increased by 53.0%, to $63.8 million, from $41.7 million for the comparable period of 1997. The number of homes closed by the Company increased by 46.6% to 415 homes for the three months ended September 30, 1998, from 283 homes during the same period in 1997. The average selling price of a home increased 4.3% to $153,700, during the three months ended September 30, 1998 from $147,300 for the comparable period in 1997. This increase was due to an overall increase in prices for homes sold by the Company.

Gross profit increased by 73.2%, to $9.7 million for the three months ended September 30, 1998, from $5.6 million for the comparable period of 1997. Gross profit as a percentage of net sales increased to 15.2% from 13.6% primarily as a result of steady material and labor costs in the current quarter versus sharply rising costs in the prior period.

Selling, general and administrative expenses increased by 33.3% to $6.8 million in the three months ended September 30, 1998, from $5.1 million for the comparable period of 1997. This increase is due to an increase in variable costs related to the increase in revenue during the quarter. As a percentage of net sales, selling, general and administrative expense decreased to 10.7% for the three month period ended September 30, 1998, from 12.3% for the same period in 1997.

Interest expense increased to $699,000 for the three months ended September 30, 1998, from $440,000 for the comparable period in 1997. The increase in interest expense is primarily due to the Company terminating capitalizing interest on a piece of commercial land that it has held for approximately ten years. The land is currently for sale and has a book value of about $9.0 million. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

The Company's effective tax rate for both periods was approximately 41%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1997

Net sales for the six month period ended September 30, 1997, increased by 36.4%, to $115.1 million, from $84.4 million for the comparable period of 1996. The number of homes closed by the Company increased by 28.3%, to 762 homes for the six months ended September 30, 1998, from 594 homes during the same period in 1997. The average selling price of a home increased 6.3% to $151,100, in 1998 from $142,100 for the same period in 1997. This increase was due to an overall increase in prices for homes sold by the Company.

Gross profit increased by 41.9%, to $16.6 million for the six month period ended September 30, 1998, from $11.7 million for the comparable period of 1997. Gross profit as a percentage of revenue increased to 14.4% from 13.9%, primarily as a result of steady material and labor costs in the current six months versus sharply rising costs in the prior period.

Selling, general and administrative expenses increased by 22.8%, to $12.4 million in the six month period ended September 30, 1998, from $10.1 million for the comparable period of 1997. This increase is due to an increase in variable
costs related to the increase in revenue during the six months.   As a
percentage of net sales, selling, general and administrative expenses decreased to 10.8% for the six months ended September 30, 1998, from 12.0% for the same period in 1997.

Interest expense increased to $1,416,000 for the six months ended September 30, 1998, from $720,000 for the same period in 1997. The increase in interest expense is primarily due to the Company terminating capitalizing interest on a piece of commercial land that it has held for approximately ten years. The land is currently for sale and has a book value of about $9.0 million. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

The Company's effective tax rate for both periods was approximately 41%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had available cash and cash equivalents of approximately $438,000.

The Company's financing needs depend primarily upon sales volume, asset turnover, and land acquisition and inventory balances. In December 1994, the Company issued $25 million of 12.11% Senior Notes payable and in February 1996, the Company issued an additional $10 million of 9.42% Senior Notes payable (collectively referred to as the "Senior Notes"). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. Principal and interest payments of approximately $552,000 are due monthly from December 1996 through December 2004.

At September 30, 1998, the Company also had a $23.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $15.7 million at September 30, 1998. The Company has the capacity as of September 30, 1998 to borrow an additional $10.0 million of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The Company believes those amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service.

Due to lower than expected financial results in the fiscal year ended March 31, 1998, the Company was not in compliance with certain covenants under both its Senior Note agreements and its revolving credit facility. All of the Company's lenders have agreed to waive the violations and in addition the agreements have been amended. Certain financial covenants have been reset over the next fiscal year in order to give the Company time to reach original covenant levels. The Company will pay an additional $100,000 principal per month amortization on the Senior Notes for the remaining life of the notes.

The Company has generally been able to secure financing for its acquisition, development and construction activities, and management believes such arrangements will continue to be available on terms satisfactory to the Company. There can be no assurance, however, that continued financing for land acquisitions will be available or, if available, will be on terms satisfactory to the Company.

YEAR 2000 ISSUES

Key financial information and operations systems have been assessed and plans developed in order to solve the Year 2000 issue. These plans revolve around upgrades of purchased software. These projects are substantially underway and are on schedule for completion between December 1998 and April 1999. The Company believes that the costs to address the Year 2000 issue will not have a material impact on the Company's financial condition or results of operations, liquidity or cash flows for any year in the reasonably foreseeable future. The Company intends to initiate during fiscal year 1999 a communication plan with significant suppliers to determine the status of their Year 2000 issues and does not currently anticipate a material impact on the Company's operations and financial results. However, if such upgrades and conversions are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations and financial results of the Company.


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

PART II - OTHER INFORMATION


Items 1 through 3. Not applicable.

Item 4.   Submission of matters to a vote of security holders.
          The Company held its annual meeting of shareholders on September 10, 1998. Messrs. Bernard J. Rotter, David H. Rotter, Todd M. Stutz, John
          J. Dierbeck, Lawrence B. Shapiro, Dennis J. Doyle and Scott D. Rued were elected by a majority of the votes cast as directors for a one-year term. In addition, the shareholders ratified Arthur Anderson LLP. As the Company's independent public accountants for the fiscal year ending March 31, 1999.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits.  Not applicable.

               (b)  Reports on Form 8-K.

               The registrant filed no reports on Form 8-K during the three months ended September 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE ROTTLUND COMPANY, INC.



Date:     November 5, 1998                 By: /s/ DAVID H. ROTTER
                                              ------------------------------
                                              DAVID H. ROTTER
                                              President and
                                              Chief Executive Officer



Date:     November 5, 1998                By: /s/ LAWRENCE B. SHAPIRO
                                              ------------------------------
                                              LAWRENCE B. SHAPIRO
                                              Vice President of Finance
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)