Form 10-Q
period 1998-12-31
ROTTLUND CO INC
filed 1999-02-05
CIK 891329

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the Quarterly Period Ended December 31, 1998

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the Transition Period From __________ To __________

                    Commission file number  0-20614

                            THE ROTTLUND COMPANY, INC.
-------------------------------------------------------------------------------
        (Exact name of registrants as specified in its charter)


                MINNESOTA                                  41-1228259
     -------------------------------             ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                     Identification No.)


   2681 Long Lake Road, Roseville, MN                          55113
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                               (651) 638-0500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                   Yes  X    No
                                       ---      ----

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at February 5, 1999 was 5,772,913 shares.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.         FINANCIAL INFORMATION                               PAGE

Item 1.         Financial Statements

                Consolidated balance sheets - December 31, 1998       3
                and March 31, 1998

                Consolidated statements of operations - Three and     4
                nine months ended December 31, 1998 and 1997

                Consolidated statements of cash flows - Nine          5
                months ended December 31, 1998 and 1997

                Notes to consolidated financial statements            6

Item 2.         Management's Discussion and Analysis of Financial     7
                Condition and Results of Operations


PART II.        OTHER INFORMATION                                    11

SIGNATURES                                                           12

Part I.  Financial Information
Item 1.  Financial Statements



                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets - Unaudited
                                      As of


                                                                   December 31, 1998             March 31, 1998
                                                                --------------------         ------------------
     ASSETS

Cash and cash equivalents                                               $        --                 $ 4,246,674
Escrow and other receivables                                               1,773,014                  2,519,913
Land, development costs and finished lots                                 50,135,471                 47,247,120
Residential housing completed and under construction                      31,444,279                 27,132,455
Property and equipment, net                                                  881,083                  1,250,710
Deferred financing costs and other assets                                  7,348,349                  5,884,127
                                                                --------------------         -------------------
                                                                        $ 91,582,196               $ 88,280,999
                                                                --------------------         -------------------
                                                                --------------------         -------------------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Revolving credit facility                                         $ 19,235,000                $ 15,010,000
     Senior notes payable                                                27,889,635                  30,924,636
     Notes payable                                                        1,166,842                   1,972,402
     Accounts payable                                                     8,293,870                  11,552,749
     Accrued liabilities                                                  5,255,338                   2,506,176
     Income taxes payable                                                   739,087                          --
                                                                --------------------         ------------------
           Total liabilities                                             62,579,772                  61,965,963
                                                                --------------------         ------------------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                                           --                           --
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,772,913
          and 5,745,110 respectively                                        143,291                     140,511
     Paid-in capital                                                     11,744,428                  11,747,208
     Retained earnings                                                   17,114,705                  14,427,317
                                                                 -------------------         ------------------
          Total shareholders' equity                                     29,002,424                 26,315,036
                                                                 -------------------         ------------------
                                                                 -------------------         ------------------
                                                                        $91,582,196                 $88,280,999
                                                                 -------------------         -------------------
                                                                 -------------------         -------------------

            See accompanying notes to consolidated financial statements

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                         For the Three Months                              For the Nine Months
                                          Ended December 31,                                Ended December 31,
                            -----------------------------------------------   -----------------------------------------------
                                    1998                     1997                     1998                     1997
                            ---------------------    ----------------------   ----------------------   ----------------------
Net sales                            $58,786,225               $32,007,826             $173,923,107             $116,385,587
Cost of sales                         50,057,759                27,926,088              148,624,285              100,585,478
                            ---------------------    ----------------------   ----------------------   ----------------------
                                       8,728,466                 4,081,738               25,298,822               15,800,109

Selling, general and
 Administrative expense                6,415,036                 4,793,292               18,857,750               14,940,250
                            ---------------------    ----------------------   ----------------------   ----------------------
Operating income                       2,313,430                 (711,554)                6,441,072                  859,859

Other (income) expense:
  Interest expense                       669,195                   556,857                2,085,599                1,276,815
  Other income                          (88,335)                  (38,781)                (198,915)                (106,056)
                            ---------------------    ----------------------   ----------------------   ----------------------

Income before provision
 for income taxes                      1,732,570               (1,229,630)                4,554,388                (310,900)
Provision for taxes                      710,000                 (498,000)                1,867,000                (127,000)
                            ---------------------    ----------------------   ----------------------   ----------------------
Net income                            $1,022,570                ($731,630)               $2,687,388               ($183,900)
                            ---------------------    ----------------------   ----------------------   ----------------------
                            ---------------------    ----------------------   ----------------------   ----------------------


  Net income per share                     $0.18                   ($0.13)                    $0.47                  ($0.03)
                            ---------------------    ----------------------   ----------------------   ----------------------
                            ---------------------    ----------------------   ----------------------   ----------------------

  Weighted average
   shares outstanding                  5,772,913                 5,745,110                5,772,913                5,745,110
                            ---------------------    ----------------------   ----------------------   ----------------------
                            ---------------------    ----------------------   ----------------------   ----------------------


                    See accompanying notes to consolidated financial statements

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                        For the Nine Months Ended December 31,
                                                                   -------------------------------------------------
                                                                            1998                       1997
                                                                   ------------------------   ----------------------
OPERATING ACTIVITIES:

   Net income                                                                   $2,687,388                ($183,900)
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                                 548,247                   334,293
      Changes in operating items:
         Escrow and other receivables                                              746,899                   483,695
         Land, development costs and finished                                   (2,888,351)               (1,703,075)
            Lots
         Residential housing completed and                                      (4,311,824)                6,696,933
            Under construction
         Deferred financing costs and other                                     (1,463,223)                 (424,638)
            Assets
         Accounts payable                                                       (3,258,879)               (2,111,648)
         Accrued liabilities                                                     2,750,162                (1,425,671)
         Income taxes payable                                                      739,087                (2,147,018)
                                                                   ------------------------   -----------------------
            Net cash provided by(used for)
            Operating activities                                                (4,452,494)                 (481,029)
                                                                   ------------------------   -----------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                        (178,620)                 (858,242)
                                                                   ------------------------   -----------------------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                            120,000                   605,529
   Repayments of mortgage notes payable                                           (925,560)               (3,430,641)
   Proceeds from revolving credit facility, net                                  4,225,000                  (675,000)
   Repayment of senior notes payable                                            (3,035,000)               (2,176,160)
                                                                   ------------------------   -----------------------
      Net cash used for financing activities                                       384,440                (5,676,272)
                                                                   ------------------------   -----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (4,246,674)               (7,015,543)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                           4,246,674                 7,015,543
                                                                   ------------------------   -----------------------
   End of period                                                               $        --               $        --
                                                                   ------------------------   -----------------------
                                                                   ------------------------   -----------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

 INFORMATION:
   Cash paid for interest, net of amounts capitalized                          $ 2,085,599                $1,276,815
   Cash paid for income taxes                                                        1,164                 2,020,096
                                                                   ------------------------   -----------------------
                                                                   ------------------------   -----------------------

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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and nine months ending December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

Note 2.  Note Payable to Bank

As of December 31, 1998, the Company had a line-of-credit arrangement with a bank totaling $23,000,000, with interest at the bank's prime rate plus .5%. Borrowings outstanding at December 31, 1998 were $19,235,000 under this arrangement. In addition, letters of credit totaling approximately $20,000 were outstanding under this arrangement at December 31, 1998.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.


                                                       Percentage of Net Sales
                                        -----------------------------------------------------------
                                        For The Three Months                   For The Nine Months
                                        Ended December  31                     Ended December 31
                                        ----------------------                 --------------------
                                        1998              1997                 1998            1997
                                        ----              ----                 ----            ----
Net sales                                     100.0  %         100.0  %           100.0  %         100.0  %
Cost of sales                                  85.2             87.2               85.5             86.4
                                       -------------      -------------     --------------    -------------
 Gross profit                                  14.8             12.8               14.5             13.6

 Selling, general and
 Administrative expense                        10.9             15.0               10.8             12.9
                                       -------------    -------------     --------------    -------------
Operating income                                3.9            (2.2)                3.7               .7

Other (income) expense:
 Interest                                       1.1              1.7                1.2              1.1
 Other                                         (.1)             (.1)               (.1)             (.1)
                                       -------------    -------------     --------------    -------------
 Income before provision
  for income taxes                              2.9            (3.8)                2.6             (.3)
 Provision for income
  taxes                                         1.2            (1.6)                1.1             (.1)
                                       -------------    -------------     --------------    -------------
 Net income                                     1.7  %         (2.2)       %        1.5  %          (.2) %
                                       -------------    -------------     --------------    -------------
                                       -------------    -------------     --------------    -------------
Number of homes closed                          364              202               1126              796
                                       -------------    -------------     --------------    -------------
                                       -------------    -------------     --------------    -------------


BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:

                                                  Number of
                          December 31,            Homes                       Sales Value
                          ------------            ----------                  -------------
                             1998                        624                   $104,651,000
                             1997                        457                   $ 71,464,000


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

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED
DECEMBER, 1997

Net sales for the three months ended December 31, 1998, increased by 83.8%, to $58.8 million, from $32.0 million for the comparable period of 1997. The number of homes closed by the Company increased by 80.2% to 364 homes for the three months ended December, 1998, from 202 homes during the same period in 1997. The average selling price of a home increased 1.9% to $161,500, during the three months ended December 31, 1998 from $158,500 for the comparable period in 1997. This increase was due to an overall increase in prices for homes sold by the Company.

Gross profit increased by 112.2%, to $8.7 million for the three months ended December 31, 1998, from $4.1 million for the comparable period of 1997. Gross profit as a percentage of net sales increased to 14.8% from 12.8% primarily as a result of steady material and labor costs in the current quarter versus sharply rising costs in the prior period, combined with the higher revenues which decreased fixed costs as a percentage of revenue.

Selling, general and administrative expenses increased by 33.3% to $6.4 million in the three months ended December 31, 1998, from $4.8 million for the comparable period of 1997. This increase is due to an increase in variable costs related to the increase in revenue during the quarter. As a percentage of net sales, selling, general and administrative expense decreased to 10.9% for the three month period ended December 31, 1998, from 15.0% for the same period in 1997.

Interest expense increased to $669,000 for the three months ended December 31, 1998, from $557,000 for the comparable period in 1997. The increase in interest expense is primarily due to an increase in borrowings under the Company's revolving credit facility used to fund the increased level of business activity. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

The Company's effective tax rate for both periods was approximately 41%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1997

Net sales for the nine month period ended December 31, 1998, increased by 49.4%, to $173.9 million, from $116.4 million for the comparable period of 1997. The number of homes closed by the Company increased by 41.5%, to 1126 homes for the nine months ended December 31, 1998, from 796 homes during the same period in 1997. The average selling price of a home increased 5.7% to $154,500, in 1998 from $146,200 for the same period in 1997. This increase was due to an overall increase in prices for homes sold by the Company.

Gross profit increased by 60.1%, to $25.3 million for the nine month period ended December 31, 1998, from $15.8 million for the comparable period of 1997. Gross profit as a percentage of revenue increased to 14.5% from 13.6%, primarily as a result of steady material and labor costs in the current nine months versus sharply rising costs in the prior period, combined with the higher revenues which decreased fixed costs as a percentage of revenue.

Selling, general and administrative expenses increased by 26.8%, to $18.9 million in the nine month period ended December 31, 1998, from $14.9 million for the comparable period of 1997. This increase is due to an increase in variable costs related to the increase in revenue during the nine months. As a percentage of net sales, selling, general and administrative expenses decreased to 10.8% for the nine months ended December 31, 1998, from 12.9% for the same period in 1997.

Interest expense increased to $2,086,000 for the nine months ended December 31, 1998, from $1,277,000 for the same period in 1997. The increase in interest expense is primarily due to the Company terminating capitalizing interest on a piece of commercial land that it has held for approximately ten years, and an increase in borrowings under the Company's revolving credit facility used to fund the increased level of business activity. The land is currently for sale and has a book value of about $9.0 million. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

The Company's effective tax rate for both periods was approximately 41%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had no available cash and cash equivalents.

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

At December 31, 1998, the Company also had a $23.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $19.2 million at December 31, 1998. The Company has the capacity as of December 31, 1998 to borrow an additional $3.8 million of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The Company believes those amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service.

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

YEAR 2000 ISSUES

Key financial information and operations systems have been assessed and plans developed in order to solve the Year 2000 issue. These plans revolve around upgrades of purchased software. These projects are substantially completed as of the date of this report. The Company has incurred costs of less than $50,000 to address the Year 2000 issue and believes these costs will not have a material impact on the Company's financial condition or results of operations, liquidity or cash flows for any year in the reasonably foreseeable future. The Company intends to initiate during fiscal year 1999 a communication plan with significant suppliers to determine the status of their Year 2000 issues and does not currently anticipate a material impact on the Company's operations and financial results. However, if such upgrades and conversions are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations and financial results of the Company.

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

PART II - OTHER INFORMATION
---------------------------

Items 1 through 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

             (a)   Exhibits.  Not applicable.

             (b)   Reports on Form 8-K.

                   The registrant filed no reports on Form 8-K during the three months ended December 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE ROTTLUND COMPANY, INC.

Date:          February 5, 1999                By:
                                                   ----------------------------
                                               DAVID H. ROTTER
                                               President and
                                               Chief Executive Officer

Date:          February 5, 1999               By:
                                                  -----------------------------
                                               LAWRENCE B. SHAPIRO
                                               Vice President of Finance
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)