Form 10-K405
period 1999-03-31
ROTTLUND CO INC
filed 1999-06-29
CIK 891329

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------

                                 FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

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

                             3065 CENTRE POINTE ROAD
                           ROSEVILLE, MINNESOTA 55113
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (651) 638-0500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the
Act:  Common Stock, par value $.10

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 18, 1999 was approximately $6,750,000.

As of June 18, 1999, there were 5,804,283 shares of Common Stock of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

    DOCUMENT INCORPORATED                                    PART OF FORM 10-K
    Proxy Statement for 1999 Annual Meeting of Shareholders      Part III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-K INDEX

                                                                                                                PAGE

PART I............................................................................................................1
     Item 1. BUSINESS.............................................................................................1
     Item 2. PROPERTIES...........................................................................................7
     Item 3. LEGAL PROCEEDINGS....................................................................................7
     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR.............7

PART II...........................................................................................................8
     Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.................................8
     Item 6. SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON...................................................9
     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION...............10
     Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................13
     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................13
     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES...............13

PART III.........................................................................................................29
     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................29
     Item 11. EXECUTIVE COMPENSATION.............................................................................29
     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................29
     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................30

PART IV..........................................................................................................30
     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................................30


                                     PART I

ITEM 1.    BUSINESS

GENERAL

         The Rottlund Company, Inc. ("Rottlund" or the "Company"), through its subsidiaries, designs, builds and markets attached and detached townhomes and condominiums, and detached single family homes in the Minneapolis-St. Paul, Minnesota, Des Moines, Iowa, Indianapolis, Indiana, Southern New Jersey and Naples-Ft. Myers, Orlando and Tampa, Florida metropolitan areas. Rottlund was founded in 1973, and until 1993, all of the Company's developments were located in the Minneapolis-St. Paul market where Rottlund has maintained the largest market share of any builder in nine of the last ten years. Nationally, Rottlund ranks as the ninth largest attached, for sale, homebuilder and has been ranked in among the top 100 homebuilders since 1991. During the year ended March 31, 1994 ("fiscal 1994") the Company began home building operations in Naples-Ft. Myers, Florida and Des Moines, Iowa and, during the first quarter of the year ended March 31, 1995 ("fiscal 1995"), began home building operations in Indianapolis, Indiana and Orlando and Tampa, Florida and during the year ended March 31, 1996 ("fiscal 1996") the Company acquired certain assets and assumed certain liabilities of Kevin Scarborough, Inc., a residential homebuilder operating in Southern New Jersey. All references to the Company contained herein, unless the context indicates otherwise, include its wholly owned subsidiaries Rottlund Homes of Iowa, Inc., Rottlund Homes of Florida, Inc., Rottlund Homes of Indiana, Inc., Rottlund Homes of New Jersey, Inc., and Rottlund Homes of Indiana Limited Partnership.

         As of March 31, 1999, the Company owned or controlled through options over 2,300 home sites in communities under development and land for the development of over 3,500 additional planned home sites in proposed communities.

         The Company's homes are sold primarily through its own staff of sales personnel. The Company markets its homes to a wide range of buyers, emphasizing high quality construction and customer satisfaction. Its promotional efforts include advertisements in newspapers and other printed media, radio and television, illustrated brochures, billboards, on-site displays and model homes. Purchasers of the Company's homes are given the opportunity to select, at additional cost, various optional amenities such as upgraded carpet, fireplaces, varied interior and exterior color schemes, lighting and upgraded appliances. The Company offers a diverse product line ranging from townhomes to single-family homes at prices generally ranging from $80,000 to $300,000. The average price of the Company's homes delivered in fiscal 1999 was approximately $156,000.

         The Company has focused on the implementation of a Product Leadership Strategy as reflected by the diversity of its product offerings. This strategy has been paramount in its quest to maintain its No. 1 market leadership position in the Minneapolis-St. Paul market. Management believes that the Company's Product Leadership Strategy has also provided a competitive advantage in the Des Moines and Southern New Jersey markets. Rottlund's Product Leadership Strategy emphasizes the Company's design capabilities, enabling it to offer quality homes at all price levels at which the Company competes. The Company markets its homes to a wide range of buyers including entry level, first and second time move-up, active adults and retirees. Furthermore, management believes the Company has been particularly effective marketing to non-traditional families, such as single parent households. Product offerings such as attached villas and townhomes have been designed with specific amenities to fill the needs of these unique market niches while maintaining the affordability required by single parents. Other attached, for sale communities use design characteristics, such as enhanced security features, that appeal to single female buyers and have enabled Rottlund to secure increased market share in this growing niche.

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

         PRODUCTS. The Company markets its homes to a wide range of buyers, including entry level, move-up and retirees. Accordingly, the Company offers a number of home styles and price ranges at various locations. The Company's product offerings include villas, townhomes and detached single family homes. Sales prices presently range from approximately $80,000 to $300,000, and the average sales price of homes being delivered during fiscal 1999 was approximately $156,000. Management believes the Company's ability and willingness to build homes in accordance with home buyers' needs will enable the Company to continue to grow. Management believes that the Company's long-standing strategy of product diversification enables it to respond rapidly to changing market conditions and the cyclical nature of the home-building industry.

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

         INVENTORY MANAGEMENT. Two of the major risks in the home-building industry are excessive home site inventory and inventory of completed homes. The Company attempts to reduce its vulnerability to these risks by (i) acquiring control of improved home sites through option contracts which allow the Company to build homes with relatively minimal capital expenditures and limited risks, (ii) acquiring land for development with seller financing,
(iii) acquiring land through purchase agreements on a nonrecourse basis which enables the Company to obtain necessary governmental approvals before the acquisition of the land (generally, the down payment on a land purchase or option agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable), (iv) beginning construction of a single family home only after execution of a sales contract, receipt of satisfactory earnest money and, where applicable, a tentative mortgage approval, and (v) controlling the number of finished homes held in inventory.

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

                  AVAILABLE HOME SITE INVENTORY (ALL CITIES)

         The following table sets forth information with respect to the Company's available lot inventory by state as of March 31, 1999.

                                                      Homes Under Construction
                                Total    -------------------------------------------------  Unsold Sites Available
Market                        Available      Sold (1)        Models       Inventory (2)     for Future Construction
------                        ---------      --------        ------       -------------     -----------------------
Minnesota..................       982            290             13              93                  586
Florida....................       725            115              4              28                  578
Iowa.......................       350             85              9              26                  270
Indiana....................       266             38              8              16                  204
New Jersey.................       626             89              0               6                  531
                                -----            ---             --             ---                -----
Total......................     2,949            567             34             179                2,169
                                =====            ===             ==             ===                =====

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

         Rottlund strives to maintain a supply of developed home sites to meet anticipated homebuilding requirements for not more than 24 months. As of March 31, 1999 the Company had an aggregate of 2,169 home sites available for future construction which represents approximately a 14-month supply based on actual deliveries anticipated in fiscal 2000. The Company believes there is an adequate supply of undeveloped land in all metropolitan areas where it conducts business to maintain adequate home site inventories.

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

         Construction time for each home is tied to a construction schedule established for each of the Company's home types. Variances from the schedule are infrequent but may occur due to weather conditions or availability of labor, materials and supplies. The Company's line of homes is designed to promote efficient use of space and materials to minimize construction costs and time. The Company's construction schedules are typically from three to six months.

         The personnel of the Company's corporate headquarters are responsible for architectural design, home site planning, accounting and closing, among other responsibilities. The Company's management information system is designed to monitor the progress of each home built by the Company, from acceptance of a sales contract to delivery of a completed home to the buyer. At any time after contract acceptance the Company can provide the home buyer with the construction status of its home and the anticipated delivery date.

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

         Rottlund has adopted a strategy of becoming a "name brand" builder in the Minneapolis-St. Paul market. This strategy has been implemented through its visible support of public television, Fraser Community Services and other community organizations. Rottlund also advertises through newspaper, radio, TV and a billboard campaign. In its expansion to new markets, the Company over time will attempt to utilize this same strategy of advertising to increase customer awareness of the Company's products. In order to respond to consumer preferences, the Company relies upon its internal marketing department to analyze information which is gathered from buyer profiles, focus groups, exit interviews at model sites, telephone surveys, and demographic data bases. The Company's comprehensive marketing program also includes direct mail, participation in home tour events and use of fully merchandised model homes. Management believes model homes play an important role in demonstrating the functional use of space in the Company's homes and in allowing prospective buyers to experience the emotional aspects of the home buying process. The Company attempts to create attractive model homes and chooses interior merchandising for each type of home based upon the lifestyles of targeted customers.

         The Company builds a portion of its homes under the guidelines and specifications of the Federal Housing Administration (FHA) and the Veterans Administration (VA), thereby providing eligible prospective buyers the added benefit of the availability of FHA/VA-insured mortgages. The Company may also from time to time help its customers secure below market interest rates by contributing points to buy-down the existing mortgage rates.

CUSTOMER SERVICE AND QUALITY CONTROL

         Rottlund is committed to providing a high level of customer service as an important component of its competitive strategy. The Company, through its on-site team of a sales representative and a construction supervisor maintains personalized contact with its customers.

         The Company's construction supervisors follow an inspection process on each home the Company builds. This process is followed to ensure each home meets or exceeds the Company's performance standards for its homes.

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

         The Company provides all home owners with a one-year comprehensive warranty and a two-year warranty on all mechanical systems and provides, from an unaffiliated insurance company, a ten-to fifteen-year structural warranty.

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

EMPLOYEES

         As of March 31, 1999, the Company employed 275 persons, 80 as on-site sales personnel, 91 involved in construction, 22 as customer care personnel, 22 as product development personnel and 60 as executive, administrative and clerical personnel. The Company's employees are not covered by a collective bargaining agreement and the Company believes its relationships with its employees are good.

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

ITEM 2.    PROPERTIES

         The Company's principal offices are located at 3065 Centre Pointe Road, Roseville, Minnesota 55113. The offices total 10,000 square feet, and are leased from an unrelated party through March 31, 2006, at a base annual rent of $94,000. Various computer equipment and office furniture are also leased by the Company.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is not currently a party to any material pending legal proceedings. From time to time the Company may become involved in routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

         There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

         On February 19, 1998, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol "RH". Also on that date, the Company's Common Stock ceased trading on the NASDAQ National Market System.

         The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters of the two years ended March 31, 1998 and 1999.

STOCK QUOTATIONS

                                                          HIGH     LOW
Fiscal 1999
     First Quarter...................................    4 7/8    3 3/4
     Second Quarter..................................    4 5/8    3 5/8
     Third Quarter...................................    4 1/2        3
     Fourth Quarter..................................    5 3/4        4

Fiscal 1998
     First Quarter...................................    5 1/4    4 1/4
     Second Quarter..................................    5 1/4    4 1/2
     Third Quarter...................................    4 3/4    3 1/8
     Fourth Quarter..................................    4 3/4    3


         As of June 18, 1999, the Company had approximately 150 holders of record of its Common Stock.

         The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

         The Company has not paid any dividends on its Common Stock since its initial public offering in October 1992 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. In addition, the terms of the Company's 9.42% Senior Notes Due December 1, 2004 and the 12.11% Senior Notes Due December 1, 2003 contain restrictions on the ability of the Company to pay dividends. The Company has not made any sales of restricted stock during the previous three fiscal years.

ITEM 6.    SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON

         The following table sets forth selected financial data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and "Management's Discussion and Analysis of Results of Operations and Financial Conditions." The Company's Statement of Operations and Balance Sheet data as of and for each of the years set forth below have been derived from financial statements which have been audited by Arthur Andersen LLP, independent public accountants.


                                               1999        1998        1997         1996        1995
                                               ----        ----        ----         ----        ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND UNIT DATA)

STATEMENT OF OPERATIONS DATA:
   Net sales................................  $252,675    $160,830    $180,457     $131,583   $116,520
   Cost of sales............................   215,074     139,284     156,332      110,589     96,344
                                              --------    --------    --------     --------   --------
   Gross profit.............................    37,601      21,546      24,125       20,994     20,176
   Selling, general and administrative
   expenses.................................    26,112      20,541      19,569       13,671     13,307
   Write-down of land(1)                             -          -        1,500            -          -
                                              --------    -------     --------     --------   --------
   Operating income.........................    11,489       1,005       3,056        7,323      6,869
   Interest expense.........................     2,714       2,018         958          153        295
                                              --------    --------    --------     --------   --------
   Income (loss) before provision (benefit)
   for income taxes.........................     8,775     (1,013)       2,098        7,170      6,574
   Provision (benefit) for income taxes.....     3,598       (415)         862        2,928      2,695
                                              --------    --------    --------     --------   --------
     Net income (loss)......................  $  5,177    $  (598)    $  1,236     $  4,242   $  3,879
                                              ========    ========    ========     ========   ========

   Basic earnings (loss) per share..........  $    .90    $ (0.10)    $   0.22     $   0.75   $   0.69
                                              ========    ========    ========     ========   ========
   Diluted earnings (loss) per share........  $    .90    $ (0.10)    $   0.22     $   0.74   $   0.68
                                              ========    ========    ========     ========   ========
   Weighted average shares outstanding......     5,773      5,745        5,735        5,749      5,661
                                              ========    ========    ========     ========   ========

OPERATING DATA:
   Number of home sales closed..............     1,684       1,092       1,346        1,187      1,003
   Average sales price......................  $    156    $    146    $    134     $    111   $    116
                                              ========    ========    ========     ========   ========

BALANCE SHEET DATA:
   Inventories and properties held for
   development or sale......................  $ 70,042    $ 74,379    $ 81,825     $ 74,650   $ 60,450
   Total assets.............................    89,365      88,281      96,234       83,756     68,549
   Notes and mortgage notes payable.........    38,467      47,907      54,137       40,584     33,746
   Shareholders' equity.....................  $ 31,598    $ 26,315    $ 26,819     $ 25,396   $ 21,033

------------------------

(1) The Company recorded a noncash write-down of land development costs and finished lots at development sites in Florida and Indiana in fiscal
          1997. See Note 1 of the Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales:


                                                    YEARS ENDED MARCH 31,
                                       1999                1998                1997
                                   ------------        ------------       ------------
Homes closed:
   Single family...........                 688                 431                397
   Multi-family............                 936                 661                949
Average sales price:
   Single family...........        $    180,000        $    186,000       $    199,000
   Multi-family............             138,000             122,000            107,000
Net sales:
   Single family...........        $123,700,000        $ 80,370,000       $ 79,083,000
   Multi-family............         128,975,000          80,460,000        101,374,000
                                   ------------        ------------       ------------
Total net sales                    $252,675,000        $160,830,000       $180,457,000
                                   ============        ============       ============



         The following table sets forth the Company's backlog (homes under contract but not closed):


      MARCH 31                         NUMBER OF HOMES         SALES VALUE
      --------                         ---------------         -----------
      1999.........................          567                 $99,562,000
      1998.........................          631                 $98,380,000
      1997.........................          409                 $60,908,000



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

RESULTS OF OPERATIONS

         YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

         The Company's home sales increased $91.8 million or 57% during fiscal 1999 as compared to fiscal 1998 as a result of a 48.6% increase in the number of homes closed and a 3.2% increase in the average sales price of homes closed. This increase was due to an overall increase in prices for homes sold by the Company.

         Gross profit increased by $16.1 million or 75% during fiscal 1999 as compared to fiscal 1998. The gross profit margin increased to 14.9% during fiscal 1999 as compared to 13.4% in fiscal 1998. The increase in gross profit was primarily due to strength in the overall homebuilding industry combined with higher revenues which decreased fixed costs as a percentage of revenue.

         Selling, general and administrative expenses increased by $5.6 million to $26.1 million in fiscal 1999 from $20.5 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 10.3% in fiscal 1999 from 12.8% in fiscal 1998. This decrease was primarily due to the increase in home sales during fiscal 1999.

         Interest expense was $2.7 million in fiscal 1999 as compared to $2.0 million in fiscal 1998. The increase in interest expense is primarily due to an increase in borrowings under the Company's revolving credit facility used to fund the increased level of business activity. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of sales when the related homes are delivered to purchasers. Total interest incurred by the Company was approximately $5.2 million for fiscal 1999 and $5.1 million for fiscal 1998.

         The Company's tax rate was approximately 41% in fiscal 1999 and 1998 which reflects the federal statutory rate plus the effect of state taxes, net of federal benefit.

         Net income increased from a net loss of $598,000 in fiscal 1998 to a net gain of $5,177,000 in fiscal 1999. This increase was primarily due to the increase in home sales during fiscal 1999.

         YEAR ENDED MARCH 31, 1998 COMPARED TO THE YEAR ENDED MARCH 31, 1997

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities increased $7.6 million from $4.4 million in fiscal 1998 to $12.0 million in fiscal 1999. This increase was primarily due to increased income. Cash flows used for investing activities were not significant. Cash flows used for financing activities increased by $3.2 million from $6.1 million in fiscal 1998 to $9.3 million in fiscal 1999.

         Cash flows provided by (used for) operating activities increased $14.2 million from ($9.8) million in fiscal 1997 to $4.4 million for fiscal 1998. This increase was primarily due to decreased investments in residential housing completed and under construction resulting from the decrease in sales activity, combined with the lower level of inventory homes at March 31, 1998. Cash flows used for investing activities were not significant. Cash flows provided by (used for) financing activities decreased by $19.9 million from $13.7 million in fiscal 1997 to ($6.1) million in fiscal 1998. This decrease was primarily due to reduced borrowings under the company's revolving credit facility to finance the lower levels of land inventory and residential housing completed and under construction.

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. In December 1994, the Company issued $25 million of 12.11% Senior Notes payable and in February 1996, the Company issued an additional $10 million of 9.42% Senior Notes payable (collectively referred to as the "Senior Notes"). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. Principal and interest payments of approximately $552,000 are due monthly through December 2003.

         At March 31, 1999, the Company also had a $30.0 million unsecured revolving credit facility from a commercial lender. Borrowings under this facility totaled $10.3 million at March 31, 1999. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home-building activities and debt service. The Company had no significant commitments as of March 31, 1999 requiring the use of funds.

         Due to lower than expected financial results for the fiscal year ended March 31, 1998, the Company was not in compliance with certain financial covenants under both its Senior Note agreements and its revolving credit facility. All of the Company's lenders agreed to waive the violations and in addition the agreements were amended. The Company will pay an additional $100,000 principal per month amortization on the Senior Notes for the remaining life of the notes.

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

YEAR 2000 CONSIDERATIONS

         Management believes that the Company's core selling and construction operations are largely unautomated and would continue uninterrupted even in the event of Year 2000 problems. As for accounting and administration, the Company has already upgraded its software, which has been tested and found to be Year 2000 compliant.

         The manufacturer of the computer system on which Rottlund central accounting and management information systems resides has certified that its hardware and operating system software are Year 2000 compliant. The Company's applications software has been tested in the course of normal maintenance. Equipment and software peripheral to Rottlund's central system are being tested for Year 2000 compliance. Any replacements or upgrades required are expected to be complete by mid-1999.

         The cost and timing of upgrades to hardware and software corrections are not deemed to be materially different than normally scheduled upgrades. Expenditures to date and future expenditures are not expected to exceed $100,000.

         Management's contingency plans, which are intended to enable the Company to continue to operate normally, include performing some procedures manually, changing suppliers, if necessary, and repairing or obtaining replacement systems.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term borrowings and long-term debt obligations.

         The Company's credit facility carries interest rate risk that is generally related to the federal funds rate. If that rate were to change while the Company was borrowing under the facility, interest expense would increase or decrease accordingly. As of March 31, 1999, there was $10.3 million under this facility.

         The Company has no earnings or cash flow exposure due to market risks on its Senior Notes payable as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At March 31, 1999, the Company had fixed rate debt of $26.7 million maturing in December 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company as of March 31, 1999 and 1998 and for the years then ended together with the Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.



              THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
Report of Independent Public Accountants..................................................................       14

Consolidated Balance Sheets as of March 31, 1999 and 1998.................................................       15

Consolidated Statements of Operations for the Years Ended March 31, 1999, 1998 and 1997...................       16

Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1999, 1998 and 1997.........       17

Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997...................       18

Notes to Consolidated Financial Statements................................................................       19


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Rottlund Company, Inc.:

We have audited the accompanying consolidated balance sheets of The Rottlund Company, Inc. (a Minnesota corporation) and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Rottlund Company, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                          ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   May 12, 1999

                    THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                   As of March 31

                       (In Thousands, Except Per Share Data)


                                                                                     1999        1998
                                                                                   -------     -------
                                          ASSETS

CASH AND CASH EQUIVALENTS                                                          $ 6,558      $ 4,247

ESCROW AND OTHER RECEIVABLES                                                         2,607        2,520

LAND, DEVELOPMENT COSTS AND FINISHED LOTS                                           46,315       47,247

RESIDENTIAL HOUSING COMPLETED AND UNDER CONSTRUCTION                                23,727       27,132

PROPERTY AND EQUIPMENT, net                                                            941        1,251

DEFERRED INCOME TAXES                                                                1,605        1,164

OTHER ASSETS, net                                                                    7,612        4,720
                                                                                   -------      -------
                                                                                   $89,365      $88,281
                                                                                   -------      -------
                                                                                   -------      -------
                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Revolving credit facility                                                       $10,285      $15,010
   Senior notes payable                                                             26,731       30,925
   Mortgage notes payable                                                            1,451        1,972
   Accounts payable                                                                  8,905       11,553
   Accrued liabilities                                                               6,132        2,506
   Income taxes payable                                                              4,263            -
                                                                                   -------      -------
               Total liabilities                                                    57,767       61,966
                                                                                   -------      -------
                                                                                   -------      -------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 10,000 shares authorized;
      none issued                                                                        -            -
   Common stock, $.10 par value, 40,000 shares authorized; 5,773 and
      5,745 shares issued and outstanding                                              143          141
   Paid-in capital                                                                  11,851       11,747
   Retained earnings                                                                19,604       14,427
                                                                                   -------      -------
               Total shareholders' equity                                           31,598       26,315
                                                                                   -------      -------
                                                                                   $89,365      $88,281
                                                                                   -------      -------
                                                                                   -------      -------


The accompanying notes are an integral part of these consolidated balance sheets.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                          For the Years Ended March 31

                      (In Thousands, Except Per Share Data)

                                                                                  1999          1998           1997
                                                                                --------      --------       --------
NET SALES                                                                       $252,675      $160,830       $180,457

COST OF SALES                                                                    215,074       139,284        156,332
                                                                                --------      --------       --------
               Gross profit                                                       37,601        21,546         24,125

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      26,112        20,541         19,569

WRITE-DOWN OF LAND                                                                     -             -          1,500
                                                                                --------      --------       --------
               Operating income                                                   11,489         1,005          3,056

INTEREST EXPENSE                                                                   2,714         2,018            958
                                                                                --------      --------       --------
               Income (loss) before provision (benefit) for income taxes           8,775        (1,013)         2,098

PROVISION (BENEFIT) FOR INCOME TAXES                                               3,598          (415)           862
                                                                                --------      --------       --------
               Net income (loss)                                                $  5,177      $   (598)      $  1,236
                                                                                --------      --------       --------
                                                                                --------      --------       --------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                     $   0.90      $  (0.10)      $   0.22
                                                                                --------      --------       --------
                                                                                --------      --------       --------



The accompanying notes are an integral part of these consolidated financial statements.

                 THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

               Consolidated Statements of Shareholders' Equity

                         For the Years Ended March 31

                                (In Thousands)


                                                          Common Stock
                                                      --------------------        Paid-In      Retained
                                                      Shares        Amount        Capital      Earnings          Total
                                                      ------        ------        -------      ---------        -------
BALANCE, March 31, 1996                               5,683         $134            $11,473      $13,789        $25,396
   Net income                                             -            -                  -        1,236          1,236
   Stock issued under employee stock purchase plan       22            3                125            -            128
   Stock options exercised                               11            1                 58            -             59
                                                      -----         ----            -------      -------        -------
BALANCE, March 31, 1997                               5,716          138             11,656       15,025         26,819
   Net loss                                               -            -                  -         (598)          (598)
   Stock issued under employee stock purchase plan       29            3                 91            -             94
                                                      -----         ----            -------      -------        -------
BALANCE, March 31, 1998                               5,745          141             11,747       14,427         26,315
   Net income                                             -            -                  -        5,177          5,177
   Stock issued under employee stock purchase plan       28            2                104            -            106
                                                      -----         ----            -------      -------        -------
BALANCE, March 31, 1999                               5,773         $143            $11,851      $19,604        $31,598
                                                      -----         ----            -------      -------        -------
                                                      -----         ----            -------      -------        -------

The accompanying notes are an integral part of these consolidated financial statements.

                THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                        For the Years Ended March 31

                               (In Thousands)

                                                                                       1999        1998         1997
                                                                                     -------     -------      -------
OPERATING ACTIVITIES:
   Net income (loss)                                                                 $ 5,177     $  (598)     $ 1,236
   Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities-
         Depreciation and amortization                                                   790         626          479
         Write-down of land                                                                -           -        1,500
         Deferred income taxes                                                          (441)        186         (833)
         Change in operating items:
            Escrow and other receivables                                                 (87)     (1,008)         483
            Land, development costs and finished lots                                    932       1,989       (1,797)
            Residential housing completed and under construction                       3,405       5,457       (6,878)
            Other assets                                                              (3,002)     (1,012)      (1,457)
            Accounts payable                                                          (2,648)      2,264       (1,475)
            Accrued liabilities                                                        3,626      (1,573)         158
            Income taxes payable                                                       4,263      (1,910)      (1,181)
                                                                                     -------     -------      -------
               Net cash provided by (used for) operating activities                   12,015       4,421       (9,765)
                                                                                     -------     -------      -------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                              (370)     (1,054)        (383)
   Other                                                                                   -           -          (13)
                                                                                     -------     -------      -------
               Net cash used for investing activities                                   (370)     (1,054)        (396)
                                                                                     -------     -------      -------
FINANCING ACTIVITIES:
   Proceeds from (repayments of) revolving credit facility, net                       (4,725)       (175)      14,685
   Repayments of senior notes payable                                                 (4,194)     (2,943)      (1,132)
   Proceeds from issuance of mortgage notes payable                                    1,094         174        5,205
   Repayments of mortgage notes payable                                               (1,615)     (3,286)      (5,205)
   Proceeds from stock options exercised                                                   -           -           59
   Proceeds from stock issued under employee stock purchase plan                         106          94          128
                                                                                     -------     -------      -------
               Net cash provided by (used for) financing activities                   (9,334)     (6,136)      13,740
                                                                                     -------     -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,311      (2,769)       3,579

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                   4,247       7,016        3,437
                                                                                     -------     -------      -------
   End of year                                                                       $ 6,558     $ 4,247      $ 7,016
                                                                                     -------     -------      -------
                                                                                     -------     -------      -------
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest, net of amounts capitalized                             $ 2,714     $2,025      $   906
                                                                                     -------     -------      -------
                                                                                     -------     -------      -------
      Cash paid for income taxes                                                     $     -     $2,022      $ 2,948
                                                                                     -------     -------      -------
                                                                                     -------     -------      -------

The accompanying notes are an integral part of these consolidated financial statements.

       THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements

                 March 31, 1999 and 1998


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

During fiscal year 1998, the Company disposed of a wholly owned subsidiary which was engaged in the business of originating residential mortgage loans as a correspondent for various mortgage banking companies. Through the date of disposal, such mortgage activity was not significant. The reserves the Company established in fiscal year 1997 were adequate to cover the costs the Company incurred to dispose of this subsidiary.

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

REVENUE RECOGNITION

Revenue from sales of properties is recognized upon a formal closing and conveyance of title to the buyer. Escrow receivables represent funds held in escrow because the Company is obligated to perform minor activities subsequent to a formal closing. Customer earnest money deposits received under binding purchase agreements are reflected as accrued liabilities until a formal closing.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 1999 and 1998, approximately $900,000 and $811,000, respectively, of cash and cash equivalents was restricted for customer earnest money deposits.

LAND, DEVELOPMENT COSTS AND FINISHED LOTS

Direct costs related to land development, including land acquisition costs, improvement and construction costs for clearing and grading, roads and utility systems, architectural, surveying, engineering and legal fees, and real estate taxes, are capitalized as costs of land. The Company also capitalizes interest incurred in connection with land held for development up to the point it is deemed fully realizable upon sale. Interest of approximately $2,400,000, $2,942,000 and $4,196,000 was capitalized in fiscal years 1999, 1998 and 1997, respectively. Aggregate development costs are allocated to finished lots and charged to cost of sales upon a formal closing and conveyance of title to the buyer.

During fiscal year 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and that impairment losses be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Prior to the adoption of SFAS No. 121, inventories were recorded at the lower of cost or net realizable value for each parcel or subdivision. Under SFAS No. 121, inventories to be held and used are stated at cost unless a subdivision is determined to be impaired, in which case the impaired inventories are written down following the provisions of SFAS No.
121. Write-downs of impaired inventories are recorded as adjustments to the cost basis of the respective inventory.

The Company recorded a noncash write-down of land, development costs and finished lots at development sites in Florida and Indiana of $1,500,000 in fiscal year 1997. The impairment was determined by the Company's management based on decreases in the market value of the sites as well as development costs which were in excess of management's original estimates. Management determined the fair value of these development sites based on various methods, including discounted cash flow projections and evaluations of comparable market prices of land, as appropriate. The write-down for impairment of long-lived assets was calculated in accordance with the requirements of SFAS No. 121, but was not necessitated by the implementation of SFAS No. 121. Had the Company not adopted SFAS No. 121, a similar write-down would have been required.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions and major renewals are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is provided using accelerated methods, principally over three to five years for model home furnishings and five to seven years for furniture and equipment. Accumulated depreciation totaled $878,000 and $780,000 as of March 31, 1999 and 1998, respectively.

OTHER ASSETS

Other assets consists primarily of the excess of the purchase price paid for business acquisitions over the net assets acquired, deferred financing costs and deposits for the option to acquire land. The excess of the purchase price paid for business acquisitions over the net assets acquired is being amortized over 20 years, with accumulated amortization of $220,000 and $147,000 as of March 31, 1999 and 1998, respectively. Deferred financing costs are amortized over the lives of the respective financing agreements, with accumulated amortization of $163,000 and $125,000 as of March 31, 1999 and 1998, respectively. Deposits for the option to acquire land are capitalized as land, development costs and finished lots at the time of exercise or are charged to expense upon expiration.

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

ADVERTISING

The Company's advertising expense amounted to $1,848,000, $2,316,000 and $1,795,000 in fiscal years 1999, 1998 and 1997, respectively.

NET EARNINGS (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. As a result, all prior periods presented have been restated to conform to the provisions of SFAS No. 128, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Company's stock option plans. A reconciliation of these amounts is as follows (in thousands, except per share and antidilutive stock options data):



                                                                       1999          1998         1997
                                                                     -------       -------      -------
            Net income (loss)                                        $ 5,177       $  (598)     $ 1,236
                                                                     -------       -------      -------
                                                                     -------       -------      -------
            Weighted average number of common
              shares outstanding:
                  Basic                                                5,773         5,745        5,712
            Dilutive effect of stock options                               -             -           23
                                                                     -------       -------      -------
            Common and potential common
              shares outstanding:
                  Diluted                                              5,773         5,745        5,735
                                                                     -------       -------      -------
                                                                     -------       -------      -------
            Basic earnings (loss) per share                          $  0.90       $ (0.10)     $  0.22
                                                                     -------       -------      -------
                                                                     -------       -------      -------
            Diluted earnings (loss) per share                        $  0.90       $ (0.10)     $  0.22
                                                                     -------       -------      -------
                                                                     -------       -------      -------
            Antidilutive stock options                               838,102       535,102      484,734
                                                                     -------       -------      -------
                                                                     -------       -------      -------



Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss.

The adoption of SFAS No. 128 had no effect on the Company's previously reported earnings per share (EPS) for fiscal year 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities." Additionally, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in 1998. The Company adopted these pronouncements in fiscal year 1999 as required. The adoptions did not have a material effect on the Company's financial position or results of operations.

2.   DEBT:

REVOLVING CREDIT FACILITY

In March 1998, the Company entered into an unsecured revolving credit agreement (the Credit Facility) with a group of banks that provides borrowings of up to $30 million, of which $5 million may be used for letters of credit. Borrowings under the Credit Facility are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company. Borrowings under the Credit Facility bear interest at the federal funds rate plus 0.5% (8.25% as of March 31, 1999). As of March 31, 1999, borrowings outstanding under the Credit Facility's line of credit totaled $10,285,000, and

$19,715,000 was available for borrowing under the calculation described above. The Credit Facility expires in March 2002.

During fiscal years 1999, 1998 and 1997, the maximum balance outstanding under current and former revolving credit facilities was $21,835,000, $20,860,000 and $16,585,000, and the average balance was $18,151,000,
$12,359,000 and $9,507,000, respectively. The weighted average interest rate during such years was 8.7%, 9.5% and 8.9%, respectively. The carrying amount of borrowings outstanding under the Credit Facility as of March 31, 1999 and 1998 approximates its fair value due to its current maturities and/or variable interest rates.

SENIOR NOTES PAYABLE

In December 1994, the Company issued $25 million of 12.1% senior notes payable, and in February 1996, the Company issued an additional $10 million of 9.4% senior notes payable (collectively, the Senior Notes). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. During fiscal year 1999, the Company paid an additional 0.5% of interest on each of the senior notes. Subsequent to March 31, 1999, the rates returned to their original rates (12.1% and 9.4%). Monthly payments of varying amounts are due on the Senior Notes through December 2003. As of March 31, 1999 and 1998, the fair value of the Senior Notes was approximately $28,914,000 and $32,800,000, respectively.

MORTGAGE NOTES PAYABLE

Mortgage notes payable are primarily for the acquisition and development of land, with fixed interest rates ranging from 8.0% to 9.0% and variable interest rates at prime plus 1.0%. These nonrecourse notes are collateralized by land, with a carrying cost of approximately $3,813,000 as of March 31, 1999, and mature at various dates through December 2001. The carrying amounts of mortgage notes payable approximate their fair value due to their current maturities and/or variable interest rates.

Scheduled annual maturities of the Senior Notes and mortgage notes payable as of March 31, 1999 are as follows (in thousands):


          Fiscal Year                                   Amount
          -----------                                  -------
            2000                                       $ 6,077
            2001                                         5,455
            2002                                         5,948
            2003                                         6,371
            2004                                         4,331
                                                       -------
                                                       $28,182
                                                       -------
                                                       -------


The Senior Notes and the Credit Facility contain various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations. The Company was in compliance with all financial covenants as of March 31, 1999.

Additionally, the Company has a separate agreement that provides letters of credit. As of March 31, 1999 outstanding letters of credit totaled $1,600,000.

3.   INCOME TAXES:

The following summarizes the provision (benefit) for income taxes for the years ended March 31 (in thousands):

                                                  1999        1998      1997
                                                 ------      -----     ------
        Current:
           Federal                               $3,575      $(606)    $1,346
           State                                    464          5        349
        Deferred                                   (441)       186       (833)
                                                 ------      -----     ------
        Provision (benefit) for income taxes     $3,598      $(415)    $  862
                                                 ------      -----     ------
                                                 ------      -----     ------

The components of deferred income taxes consist of the following as of March 31 (in thousands):

                                                              1999      1998
                                                             ------    ------
       Inventory                                             $  904    $  606
       Warranty reserves                                        396       144
       Other accrued liabilities                                171        93
       State--net operating loss carryforward                     -       191
       Other                                                    134       130
                                                             ------    ------
       Deferred income tax asset                             $1,605    $1,164
                                                             ------    ------
                                                             ------    ------


A reconciliation of the Company's statutory federal income tax rate to the effective tax rate is as follows for the years ended March 31:


                                                  1999        1998      1997
                                                 ------      -----     ------

     Statutory federal rate                        34.0%      34.0%     34.0%
     State income taxes, net of federal benefit     6.0        6.0       5.8
     Other                                          1.0        1.0       1.3
                                                 ------      -----     ------
     Effective tax rate                            41.0%      41.0%     41.1%
                                                 ------      -----     ------
                                                 ------      -----     ------


4.   EMPLOYEE STOCK PLANS:

STOCK OPTION PLANS

The Company has a stock option plan (the Plan) which provides for the granting of options to designated employees, nonemployees and consultants of the Company to purchase up to an aggregate of 1,300,000 shares of common stock at an exercise price not less than the fair market value of the common stock on the dates the options are granted. The options become exercisable in equal amounts over a five-year period from the date of grant and expire ten years from the date of grant. Certain options granted during fiscal year 1999 have a vesting period of seven years, yet are accelerated if certain financial targets are met each year.

The Company also has a director stock option plan (DSOP), pursuant to which 100,000 shares of common stock have been reserved for the granting of stock options to the Company's outside directors. Under the DSOP, the Company granted initial options for the purchase of 1,000 shares to each of the two outside directors and thereafter will grant stock options for the purchase of 1,000 additional shares of common stock annually for each year of continued service on the board. Each option is granted at fair market value on the date of grant and is exercisable for a period of four years, commencing one year after the date of grant.

The following table summarizes activity in the stock option plans:


                                                                                           Weighted
                                                                                            Average
                                                                       Number of Shares    Exercise
                                                                     -------------------
                                                                     The Plan      DSOP     Price
                                                                     -------      ------    -----
            Balance, March 31, 1996                                  428,340       5,000    $6.59
               Granted                                               166,196       2,000     5.38
               Exercised                                             (10,420)          -     5.62
               Canceled                                               (8,480)     (3,000)    5.87
                                                                     -------      ------    -----
            Balance, March 31, 1997                                  575,636       4,000     6.26
               Canceled                                              (40,534)          -     6.37
                                                                     -------      ------    -----
            Balance, March 31, 1998                                  535,102       4,000     5.55
               Granted                                               303,000       2,000     4.56
                                                                     -------      ------    -----
            Balance, March 31, 1999                                  838,102       6,000    $5.31
                                                                     -------      ------    -----
                                                                     -------      ------    -----
            Options exercisable as of March 31, 1999                 456,179       6,000    $5.96
                                                                     -------      ------    -----
                                                                     -------      ------    -----
            Shares available for future grants                       442,998      90,000
                                                                     -------      ------
                                                                     -------      ------


Shares outstanding under the stock option plans as of March 31, 1999 have exercise prices ranging from $4.00 to $8.53 and a weighted average remaining contractual life of 7.9 years.

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

                                                                      1999        1998
                                                                     ------      -----
            Net income (loss) (in thousands):
               As reported                                           $5,177      $(598)
               Pro forma                                              4,959       (713)

            Basic and diluted earnings (loss) per share:
               As reported                                           $ 0.90      $(.10)
               Pro forma                                               0.86       (.12)



The weighted average fair value of stock options granted in fiscal 1999 was $1.72.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted in the fiscal years (no options were granted in 1998):


                                                    1999               1997
                                                -----------        -----------
            Risk-free interest rate             4.33%-6.74%        5.97%-6.11%
            Expected life                       5-10 years         5-10 Years
            Expected volatility                 42%                34%-36%
            Expected dividend yield             None               None




EMPLOYEE STOCK PURCHASE PLAN

The Company sponsors an employee stock purchase plan (the Purchase Plan). A total of 250,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower fair market value of the common stock at certain dates. During the years ended March 31, 1999, 1998 and 1997, employee contributions of approximately $106,000, $94,000 and $128,000, respectively, were used to purchase common stock under the terms of the Purchase Plan.

5.   RETIREMENT SAVINGS PLAN:

The Company sponsors a 401(k) profit-sharing plan which covers all employees over the age of 20 1/2 years who elect to participate. The Company may, at its discretion, make contributions to the 401(k) plan. All plan contributions vest in equal installments over a five-year period. The Company contributed $191,000, $80,000 and $83,000 to the 401(k) plan in fiscal years 1999, 1998 and 1997, respectively.

6.   COMMITMENTS AND CONTINGENCIES:

LETTERS OF CREDIT AND BONDS

Letters of credit are issued by banks, and bonds are issued by insurance companies on behalf of the Company during the ordinary course of business, as required by certain development agreements with municipalities. As of March 31, 1999, the Company had outstanding letters of credit totaling $1,600,000 and outstanding bonds totaling $5,000,000.

LITIGATION

The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are not expected to be material to the Company's financial position, results of operation or cash flows.

LEASES

The Company is obligated under various noncancelable operating leases for office facilities and certain equipment. Rental expense under these agreements, excluding leaseback of model homes, was approximately $728,000, $714,000 and $866,000 in fiscal years 1999, 1998 and 1997, respectively.

Future minimum lease payments required under noncancelable operating lease agreements are as follows (in thousands):


          Fiscal Year                                    Amount
          -----------                                    ------
            2000                                         $  604
            2001                                            413
            2002                                            274
            2003                                            231
            2004                                            205
            Thereafter                                      312
                                                         ------
                                                         $2,039
                                                         ------
                                                         ------

During fiscal years 1999 and 1998, the Company entered into three agreements for the sale and leaseback of 21 and 10, respectively, of its model homes in Minnesota and New Jersey for approximately $3,602,000 and $1,400,000, respectively, which resulted in the recognition of an approximately $518,000 gain in fiscal year 1999. The lease term on the individual model homes is month-to-month, and rental expense for fiscal year 1999 was approximately $335,000.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain members of management which expire on January 31, 2000. The agreements provide for, among other things, compensation and benefits, termination of employment, severance payments and the employment term under a change in control.

7.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following is a condensed summary of quarterly results of operations for fiscal years 1999 and 1998 (in thousands, except per share data):



                                                                 Basic and
                                                                  Diluted
                                                       Net       Earnings
                                          Gross       Income    (Loss) Per
                           Net Sales      Profit      (Loss)      Share
                           ---------      -------     ------    ----------
Fiscal year 1999:
   First quarter           $ 51,355       $ 6,870     $  347     $ 0.06
   Second quarter            63,782         9,700      1,318       0.23
   Third quarter             58,786         8,729      1,023       0.18
   Fourth quarter            78,752        12,302      2,489       0.43
                           --------       -------     ------     ------
                           $252,675       $37,601     $5,177     $ 0.90
                           --------       -------     ------     ------
                           --------       -------     ------     ------
Fiscal year 1998:
   First quarter           $ 42,704       $ 6,076     $  454     $ 0.08
   Second quarter            41,674         5,642         94       0.02
   Third quarter             32,008         4,082       (732)     (0.13)
   Fourth quarter            44,444         5,746       (414)     (0.07)
                           --------       -------     ------     ------
                           $160,830       $21,546     $ (598)    $(0.10)
                           --------       -------     ------     ------
                           --------       -------     ------     ------

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


       David H. Rotter          52     President, Secretary and Director
       Bernard J. Rotter        56     Vice President, Treasurer and Director
       Todd M. Stutz            41     Executive Vice President and Director
       John J. Dierbeck, III    53     Executive Vice President and Director
       Lawrence B. Shapiro      43     Chief Financial Officer and Director


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

ITEM 11.   EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1999 Proxy Statement.

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

       (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 1999, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

       (c)      EXHIBITS


Exhibit
Number       Description
-------      -----------
3.1          The Company's Restated Articles of Incorporation.(1)
3.2          The Company's Bylaws.(1)
10.1         The Rottlund Company, Inc. 1992 Stock Option Plan.(1)
10.2         The Rottlund Company, Inc. 1992 Director Stock Option Plan.(1)
10.3         The Rottlund Company, Inc. Employee Stock Purchase Plan.(1)
10.4         Form of Shareholders Agreement.(1)
10.5         Note Agreement, dated as of December 2, 1994, by and among the Company and the purchasers listed therein.(2)
10.6         Note Agreement, dated as of February 15, 1996, by and among the Company and the purchasers listed therein.(3)
10.7         Letter Amendment, dated December 30, 1996, by and among the Company and the note purchasers listed therein.(5)
10.8         Waiver and Amendment, dated March 31, 1997, by and among the Company and the note purchasers listed therein.(5)
10.9         Waiver and Amendment, dated December 31, 1997, by and among the Company and the note purchasers listed therein.(5)
10.10        Waiver and Amendment, dated as of March 31, 1998, by and among the Company and the note purchasers listed therein.(5)
10.11        Credit Facility, dated October 23, 1996 with First National Bank of Boston.(4)
10.12        First Modification of Credit Agreement, dated November 19, 1996.(5)
10.13        Second Modification of Credit Agreement, dated December 24, 1996.(5)
10.14        Third Modification of Credit Agreement, dated January 18, 1997.(5)
10.15        Fourth Modification of Credit Agreement, dated June 25, 1997.(5)
10.16        Fifth Modification of Credit Agreement, dated January 15, 1998.(5)
10.17        Sixth Modification of Credit Agreement, dated July 10, 1998.(5)
10.18        Employment Agreement with John J. Dierbeck, dated February 1, 1999.
10.19        Change in Control Agreement with John J. Dierbeck, dated February 1, 1999.



10.20        Employment Agreement with Todd M. Stutz, dated February 1, 1999.
10.21        Change in Control Agreement with Todd M. Stutz, dated February 1, 1999.
10.22        Employment Agreement with Lawrence B. Shapiro, dated February 1, 1999.
10.23        Change in Control Agreement with Lawrence B. Shapiro, dated February 1, 1999.
11           Computation of Per Share Earnings.
22           Subsidiaries of the Company.
23           Consent of Arthur Andersen LLP.
27.1         Financial Data Schedule.

------------------------
(1)  Incorporated by reference to the Company's Registration Statement on
     Form S-1, Registration No. 33-51726 (the "Form S-1").
(2)  Incorporated by reference to the Company's filing on Form 10-K for the year ended March 31, 1995.
(3)  Incorporated by reference to the Company's filing on Form 10-K for the year ended March 31, 1996.
(4)  Incorporated by reference to the Company's filing on Form 10-Q for the three month period ending December 31, 1996.
(5)  Incorporated by reference to the Company's filing on Form 10-K for the year ended March 31, 1998.


                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     THE ROTTLUND COMPANY.  INC.
Dated:  June 25, 1999
                                                     By /s/ David H. Rotter
                                                        ------------------------
                                                           David H. Rotter
                                                     PRESIDENT, CHIEF EXECUTIVE
                                                     OFFICER AND DIRECTOR


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                        TITLE                            DATE

   /s/ David H. Rotter      President, Chief Executive Officer    June 25, 1999
--------------------------  and Director
     David H. Rotter


  /s/ Bernard J. Rotter     Vice President, Treasurer and         June 25, 1999
--------------------------  Chairman of the Board
    Bernard J. Rotter


/s/ John J. Dierbeck, III   Executive Vice President and          June 25, 1999
--------------------------  Director
  John J. Dierbeck, III


 /s/ Lawrence B. Shapiro    Chief Financial Officer and           June 25, 1999
--------------------------  Director (Principal Financial
   Lawrence B. Shapiro      and Accounting Officer)


    /s/ Todd M. Stutz       Executive Vice President and          June 25, 1999
--------------------------  Director
      Todd M. Stutz


--------------------------  Director
       Dennis Doyle


--------------------------  Director
      Scott D. Rued

                                    EXHIBIT INDEX




Exhibit No.                Exhibit
-----------                -------
  10.18              Employment Agreement with John J. Dierbeck

  10.19              Change in Control Agreement of John J. Dierbeck

  10.20              Employment Agreement with Todd M. Stutz

  10.21              Change in Control Agreement of Todd M. Stutz

  10.22              Employment Agreement with Lawrence B. Shapiro

  10.23              Change in Control Agreement of Lawrence B. Shapiro

  11                 Computation of Per Share Earnings

  22                 Subsidiaries of The Rottlund Company, Inc.

  23                 Consent of Arthur Andersen LLP

  27.1               Financial Data Schedule

