Form 10-Q
period 1999-06-30
ROTTLUND CO INC
filed 1999-08-13
CIK 891329

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the Quarterly Period Ended JUNE 30, 1999
                               -------------
                  OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition Period From __________ To __________


Commission file number  0-20614

                          THE ROTTLUND COMPANY, INC.
          (Exact name of registrants as specified in its charter)


           MINNESOTA                                      41-1228259
  -------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


  3065 Centre Pointe Drive, Roseville, MN                   55113
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)


                                 (651) 638-0500
                                 --------------
              (Registrant's telephone number, including area code)


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

                        Yes X No __
                           ---
The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at August 4, 1999 was 5,804,444 shares.

                  THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                                     INDEX

PART I.                FINANCIAL INFORMATION                                           PAGE
Item 1.                Financial Statements

                       Consolidated balance sheets - June 30, 1999
                       and March 31, 1999                                                3

                       Consolidated statements of operations - Three
                       months ended June 30, 1999 and 1998                               4

                       Consolidated statements of cash flows - Three
                       months ended June 30, 1999 and 1998                               5

                       Notes to consolidated financial statements                        6

Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                               7


PART II.               OTHER INFORMATION                                                10


SIGNATURES                                                                              11

Part I.  Financial Information
Item 1.  Financial Statements


                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                      AS OF

                                                                                 June 30, 1999                 March 31, 1999
                                                                          --------------------------    --------------------------
     ASSETS

Cash and cash equivalents                                                                $ 1,599,446                   $ 6,557,573
Escrow and other receivables                                                               2,448,636                     2,651,613
Land, development costs and finished lots                                                 49,811,533                    46,315,283
Residential housing completed and under construction                                      29,919,534                    23,727,213
Property and equipment, net                                                                  828,342                       941,435
Deferred financing costs and other assets                                                  9,233,889                     9,171,851
                                                                          --------------------------    --------------------------
                                                                                         $93,841,380                   $89,364,968
                                                                          --------------------------    --------------------------
                                                                          --------------------------    --------------------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Revolving credit facility                                                           $22,635,000                   $10,285,000
     Senior notes payable                                                                 25,548,328                    26,731,226
     Mortgage notes payable                                                                1,155,342                     1,450,932
     Accounts payable                                                                      7,294,241                     8,904,918
     Accrued liabilities                                                                   4,865,532                     6,131,513
     Income taxes payable                                                                    428,704                     4,262,903
                                                                          --------------------------    --------------------------
           Total liabilities                                                              61,927,147                    57,766,492
                                                                          --------------------------    --------------------------

Shareholders' equity:
     Preferred stock, $.10 par value,
          10,000,000 shares authorized;
          none issued                                                                              -                             -
     Common stock, $.10 par value,
          40,000,000 shares authorized;
          issued and outstanding 5,804,444
          and 5,772,913 respectively                                                         146,428                       143,291
     Paid-in capital                                                                      11,848,067                    11,851,204
     Retained earnings                                                                    19,919,738                    19,603,981
                                                                          --------------------------    --------------------------
          Total shareholders' equity                                                      31,914,233                    31,598,476
                                                                          --------------------------    --------------------------
                                                                                         $93,841,380                   $89,364,968
                                                                          --------------------------    --------------------------
                                                                          --------------------------    --------------------------

           See accompanying notes to consolidated financial statements

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                              For the Three Months
                                                                                                 Ended June 30,
                                                                          --------------------------------------------------------
                                                                                     1999                          1998
                                                                          --------------------------    --------------------------
Net sales                                                                                $49,586,875                   $51,354,453
Cost of sales                                                                             42,444,005                    44,484,220
                                                                          --------------------------    --------------------------
                                                                                          7,142,870                      6,870,234

Selling, general and
     administrative expense                                                                6,227,817                     5,621,086
                                                                          --------------------------    --------------------------
Operating income                                                                             915,053                     1,249,147

Other (income) expense:
     Interest expense                                                                        487,886                       717,201
     Other income                                                                           (108,590)                      (56,208)
                                                                          --------------------------    --------------------------

Income before provision for income taxes                                                     535,757                       588,154
Provision for income taxes                                                                   220,000                       241,000
                                                                          --------------------------    --------------------------
Net income                                                                                  $315,757                      $347,154
                                                                          ==========================    ==========================



     Net income per share                                                                      $0.05                         $0.06
                                                                          ==========================    ==========================

     Weighted average
     shares outstanding                                                                    5,804,444                     5,772,913
                                                                          ==========================    ==========================

           See accompanying notes to consolidated financial statements

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                   For the Three Months Ended
                                                                                            June 30,
                                                                           ---------------------------------------------
                                                                                  1999                     1998
                                                                           --------------------     --------------------
OPERATING ACTIVITIES:

   Net income                                                                       $  315,757               $  347,154
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                                     167,151                  180,690
      Changes in operating items:
         Escrow and other receivables                                                  202,977                 (619,577)
         Land, development costs and finished lots                                  (3,496,250)              (3,964,349)
         Residential housing completed and under construction                       (6,192,321)              (1,805,134)
         Deferred financing costs and other assets                                     (62,038)                 312,316
         Accounts payable                                                           (1,610,677)                  67,724
         Accrued liabilities                                                        (1,265,980)                 887,012
         Income taxes payable                                                       (3,834,200)                 240,800
                                                                           --------------------     --------------------
            Net cash provided by(used for) operating activities                    (15,775,581)              (4,353,364)
                                                                           --------------------     --------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                             (54,058)                 (54,641)
                                                                           --------------------     --------------------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                                 24,000                   45,000
   Repayments of mortgage notes payable                                               (319,590)                (126,330)
   Proceeds from (repayments of) revolving credit facility, net                     12,350,000                2,375,000
   Stock options exercised                                                                   0                        0
   Repayment of Senior Notes Payable                                                (1,182,898)                (788,958)
                                                                           --------------------     --------------------
      Net cash provided by (used for) financing activities                          10,871,512                1,504,712
                                                                           --------------------     --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (4,958,127)              (2,903,293)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               6,557,573                4,246,674
                                                                           --------------------     --------------------

   End of period                                                                   $ 1,599,446              $ 1,343,381
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
   Cash paid for interest, net of amounts                                            $ 487,886                $ 717,201
   capitalized
   Cash paid for income taxes                                                        4,054,200                      200
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------

           See accompanying notes to consolidated financial statements

                 THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  General

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report for the year ended March 31, 1999 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

The Company has experienced, and expects to continue to experience significant variability in quarterly net sales and net income. Operating results for the three month period ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

Note 2.  Revolving Credit Facility to Bank

As of June 30, 1999, the Company had a line-of-credit arrangement with a bank totaling $30,000,000, with interest at the bank's prime rate plus .5%. Borrowings outstanding at June 30, 1999 were $22,635,000 under this arrangement. In addition, there were no letters of credit outstanding under this arrangement at June 30, 1999. As of June 30, 1999 the Company was in compliance with debt covenants under this revolving facility.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following table sets forth certain information regarding the Company's operations for the periods indicated.

                                                                          Percentage of Net Sales
                                                                          -----------------------
                                                                            For The Three Months
                                                                                Ended June 30
                                                                          -----------------------
                                                                            1999            1998
                                                                            ----            ----

Net sales                                                                  100.0%          100.0%
Cost of sales                                                               85.6            86.6
                                                                           -----           -----
  Gross profit                                                              14.4            13.3

  Selling, general and
   administrative expense                                                   12.6            10.9
                                                                           -----           -----
Operating income                                                             1.8             2.4

Other (income) expense:
  Interest expense                                                           1.0             1.4
  Other income                                                               (.2)            (.1)
                                                                           -----           -----
   Income before provision
    for income taxes                                                         1.0             1.1
  Provision for income taxes                                                  .4              .4
                                                                           -----           -----
  Net income                                                                  .6%             .7%
                                                                           -----           -----
                                                                           -----           -----

  Number of homes closed                                                     302             347
                                                                           -----           -----
                                                                           -----           -----


BACKLOG

The following table sets forth the Company's backlog as of the dates indicated:

                               Number of
       June 30,                  Homes                  Sales Value
       -------                 ---------               -------------
        1999                      698                  $118,692,000
        1998                      725                  $117,100,000

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1998

Revenues for the three months ended June 30, 1999, decreased by 3.5%, to $49.6 million, from $51.4 million for the comparable period of 1998. The number of homes closed by the Company decreased by 13.0% to 302 units for the three months ended June 30, 1999, from 347 units during the same period in 1998. The average selling price of a home increased 10.9% to $164,200, during the three months ended June 30, 1999 from $148,000 for the comparable period in 1998. This increase was due to an overall increase in prices for homes sold by the Company.

Gross profit increased by 2.9%, to $7.1 million for the three months ended June 30, 1999, from $6.9 million for the comparable period of 1998. Gross profit as a percentage of net sales increased to 14.4% from 13.4% primarily due to higher margin homes closing during the current quarter compared to those closing in the comparable period of 1998.

Selling, general and administrative expenses increased by 10.7% to $6.2 million in the three months ended June 30, 1999, from $5.6 million for the comparable period of 1998. The increase is due to increased marketing and advertising costs as a result of preopening costs for the large number of new communities opening for sales over the next six months. As a percentage of net sales, selling, general and administrative expense increased to 12.6% for the three month period ended June 30, 1999, from 10.9% for the same period in 1998.

Interest expense decreased to $488,000 for the three months ended June 30, 1998, from $717,000 for the comparable period in 1998. The decrease in interest expense is primarily due to the Company's lower borrowing needs for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

The Company's effective tax rate for both periods was approximately 41% which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had available cash and cash equivalents of approximately $1,584,000.

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

At June 30, 1999, the Company also had a $30.0 million unsecured revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $22.6 million at June 30, 1999. The Company has the capacity as of June 30, 1999 to borrow an additional $7.4 million of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service.

As of June 30, 1999 the Company is in compliance with covenants under both its Senior Note agreements and its revolving credit facility.

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

PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)        Exhibits.  Not applicable.

         (b)        Reports on Form 8-K.

                    The registrant filed no reports on Form 8-K during the three months ended June 30, 1999.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE ROTTLUND COMPANY, INC.



Date:          August 11, 1999              By: /s/ David H. Rotter
                                               -------------------------------
                                               DAVID H. ROTTER
                                               President and
                                               Chief Executive Officer



Date:          August 11, 1999              By: /s/ Lawrence B. Shapiro
                                               -------------------------------
                                               LAWRENCE B. SHAPIRO
                                               Vice President of Finance
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)