Form 10-Q
period 1999-09-30
ROTTLUND CO INC
filed 1999-11-12
CIK 891329

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                To

Commission file number 0-20614

THE ROTTLUND COMPANY, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1228259 (IRS Employer Identification No.)
3065 Centre Pointe Drive, Roseville, MN (Address of principal executive offices)	55113 (Zip Code)

(651) 638-0500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at November 8, 1999 was 5,804,444 shares.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information

Item 1. Financial Statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—Unaudited

As of

	September 30, 1999	March 31, 1999
ASSETS
Cash and cash equivalents	$4,760,620	$6,557,573
Escrow and other receivables	2,644,195	2,651,613
Land, development costs and finished lots	52,425,858	46,315,283
Residential housing completed and under construction	32,564,362	23,727,213
Property and equipment, net	893,562	941,435
Deferred financing costs and other assets	8,397,801	9,171,851

	$101,686,399	$89,364,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Revolving credit facility	$23,960,000	$10,285,000
Senior notes payable	24,340,226	26,731,226
Notes payable	1,002,692	1,450,932
Accounts payable	12,448,413	8,904,917
Accrued liabilities	6,047,578	6,131,513
Income taxes payable	820,204	4,262,904

Total liabilities	68,619,113	57,766,492

Shareholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; issued and outstanding 5,772,913 and 5,745,110 respectively	146,428	143,291
Paid-in capital	11,848,067	11,851,204
Retained earnings	21,072,791	19,603,981

Total shareholders' equity	33,067,286	31,598,476

	$101,686,399	$89,364,968

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	1999	1998	1999	1998
Net sales	$61,304,407	$63,782,429	$110,891,283	$115,136,882
Cost of sales	52,091,431	54,082,306	94,535,436	98,566,526

	9,212,976	9,700,123	16,355,847	16,570,356
Selling, general and administrative expense	6,893,267	6,821,627	13,121,084	12,442,713

Operating income	2,319,709	2,878,496	3,234,763	4,127,643
Other (income) expense:
Interest expense	681,349	699,202	1,169,235	1,416,403
Other income	(307,945)	(54,371)	(416,534)	(110,579)

Income before provision for income taxes	1,946,305	2,233,665	2,482,062	2,821,819

Provision for taxes	798,000	916,000	1,018,000	1,157,000

Net income	$1,148,305	$1,317,665	$1,464,062	$1,664,819

Net income per share	$0.20	$0.23	$0.25	$0.29

Weighted average shares outstanding	5,804,444	5,772,913	5,804,444	5,772,913

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows—Unaudited

	For the Six Months Ended September 30,
	1999	1998
OPERATING ACTIVITIES:
Net income	$1,468,809	$1,664,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	334,303	364,469
Changes in operating items:
Escrow and other receivables	7,418	603,794
Land, development costs and finished Lots	(6,110,575)	(4,492,084)
Residential housing completed and Under construction	(8,837,149)	(1,809,760)
Deferred financing costs and other Assets	774,050	(1,399,424)
Accounts payable	3,543,496	(161,169)
Accrued liabilities	(83,935)	1,986,568
Income taxes payable	(3,442,700)	1,155,836

Net cash (used for) Operating activities	(12,346,283)	(2,086,952)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(286,430)	(119,476)

FINANCING ACTIVITIES:
Proceeds from notes payable	24,000	54,000
Repayments of notes payable	(472,240)	(480,475)
Proceeds from revolving credit facility, net	13,675,000	725,000
Repayment of senior notes payable	(2,391,000)	(1,900,408)

Net cash used for financing activities	10,835,760	(1,601,883)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,796,953)	(3,808,311)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,557,573	4,246,674

End of period	$4,760,620	$438,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,169,235	$1,416,403

Cash paid for income taxes	$4,460,700	$1,164

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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and six months ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

Note 2. Note Payable to Bank

As of September 30, 1999, the Company had a line-of-credit arrangement with a bank totaling $30,000,000, with interest at the bank's prime rate plus .5%. Borrowings outstanding at September 30, 1999 were $23,960,000 under this arrangement. In addition, letters of credit totaling approximately $300,000 were outstanding under this arrangement at September 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following table sets forth certain information regarding the Company's operations for the periods indicated.

	Percentage of Net Sales
	For The Three Months Ended September 30		For The Six Months Ended September 30
	1999	1998	1999	1998
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.0	84.8	85.3	85.6

Gross profit	15.0	15.2	14.7	14.4
Selling, general and Administrative expense	11.2	10.7	11.8	10.8

Operating income	3.8	4.5	2.9	3.6
Other (income) expense:
Interest	1.1	1.1	1.1	1.2
Other	(.5)	(.1)	(.4)	(.1)

Income before provision for income taxes	3.2	3.5	2.2	2.5
Provision for income taxes	1.3	1.4	.9	1.0

Net income	1.9%	2.1%	1.3%	1.5%

Number of homes closed	376	415	678	762

Backlog

The following table sets forth the Company's backlog as of the dates indicated:

September 30,	Number of Homes	Sales Value
1999	712	$125,026,000
1998	698	$113,828,000

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net sales for the three months ended September 30, 1999, decreased by 3.9%, to $61.3 million, from $63.8 million for the comparable period of 1998. The number of homes closed by the Company decreased by 9.4% to 376 homes for the three months ended September 30, 1999, from 415 homes during the same period in 1998. The average selling price of a home increased 6.1% to $163,000, during the three months ended September 30, 1998 from $153,700 for the comparable period in 1998. This increase was due to an overall increase in prices for homes sold by the Company.

Gross profit decreased by 5.2%, to $9.2 million for the three months ended September 30, 1999, from $9.7 million for the comparable period of 1998. Gross profit as a percentage of net sales decreased to 15.0% from 15.2% primarily as a result of the lower revenues in the current quarter versus the prior period.

Selling, general and administrative expenses increased by 1.5% to $6.9 million in the three months ended September 30, 1999, from $6.8 million for the comparable period of 1998. The increase is due to increased marketing and advertising costs as a result of preopening costs for the large number of new communities opening for sale over the next six months. As a percentage of net sales, selling, general and administrative expense increased to 11.2% for the three month period ended September 30, 1999, from 10.7% for the same period in 1998.

Interest expense decreased to $681,000 for the three months ended September 30, 1999, from $699,000 for the comparable period in 1998. The decrease in interest expense is primarily due to the Company's lower borrowing needs for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

The Company's effective tax rate for both periods was approximately 41%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998

Net sales for the six month period ended September 30, 1999, decreased by 3.6%, to $110.9 million, from $115.1 million for the comparable period of 1998. The number of homes closed by the Company decreased by 11.0%, to 678 homes for the six months ended September 30, 1999, from 762 homes during the same period in 1998. The average selling price of a home increased 8.3% to $163,600, in 1999 from $151,100 for the same period in 1998. This increase was due to an overall increase in prices for homes sold by the Company.

Gross profit decreased by 1.2%, to $16.4 million for the six month period ended September 30, 1999, from $16.6 million for the comparable period of 1998. Gross profit as a percentage of revenue increased to 14.7% from 14.4%, primarily as a result of higher selling prices during the current year due to strong market conditions.

Selling, general and administrative expenses increased by 5.6%, to $13.1 million in the six month period ended September 30, 1999, from $12.4 million for the comparable period of 1998. The increase is due to increased marketing and advertising costs as a result of preopening costs for the large number of new communities opening for sale over the next six months. As a percentage of net sales, selling, general and administrative expenses increased to 11.8% for the six months ended September 30, 1999, from 10.8% for the same period in 1998.

Interest expense decreased to $1,169,000 for the six months ended September 30, 1999, from $1,416,000 for the same period in 1998. The decrease in interest expense is primarily due to the Company's lower borrowing needs for the six months ended September 30, 1999 compared to the six months ended September 30, 1998. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

The Company's effective tax rate for both periods was approximately 41%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

Liquidity and Capital Resources

At September 30, 1999, the Company had available cash and cash equivalents of approximately $4,760,620.

The Company's financing needs depend primarily upon sales volume, asset turnover, and land acquisition and inventory balances. In December 1994, the Company issued $25 million of 12.11% Senior Notes payable and in February 1996, the Company issued an additional $10 million of 9.42% Senior Notes payable (collectively referred to as the "Senior Notes"). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. During the second quarter of fiscal 2000, the Company paid an additional 0.5% of interest on each of the senior notes. Monthly payments of varying amounts are due on the Senior Notes through December 2003.

At September 30, 1999, the Company also had a $30.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $24.0 million at September 30, 1999. The Company has the capacity as of September 30, 1999 to borrow an additional$6.0 million of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The Company believes those amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service.

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

The manufacturer of the computer system on which Rottlund central accounting and management information systems resides has certified that its hardware and operating system software are Year 2000 compliant. The Company's applications software has been tested in the course of normal maintenance. Equipment and software peripheral to Rottlund's central system are being tested for Year 2000 compliance. Any replacements or upgrades required will be completed by November 1999.

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

Part II—Other Information

Items 1 through 3.

Not applicable.

Item 4.  Submission of matters to a vote of security holders.

The Company held its annual meeting of shareholders on September 8, 1999. Messrs. Bernard J. Rotter, David H. Rotter, Todd M. Stutz, John J. Dierbeck, Lawrence B. Shapiro, Dennis J. Doyle and Scott D. Rued were elected by a majority of the votes cast as directors for a one-year term. In addition, the shareholders ratified Arthur Andersen LLP. as the Company's independent public accountants for the fiscal year ending March 31, 2000.

Item 5.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits.

    Not applicable.

(b)
Reports on Form 8-K.

    The registrant filed no reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROTTLUND COMPANY, INC.
Date: November 8, 1999	By:
David H. Rotter President and Chief Executive Officer
Date: November 8, 1999	By:
Lawrence B. Shapiro Vice President of Finance Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Part I. Financial Information
Item 1. Financial Statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II—Other Information
Items 1 through 3.
Item 4. Submission of matters to a vote of security holders.
Item 5.
Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES