Form 10-Q
period 1999-12-31
ROTTLUND CO INC
filed 2000-02-09
CIK 891329

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                To

Commission file number 0-20614

THE ROTTLUND COMPANY, INC.

(Exact name of registrants as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization	41-1228259 (I.R.S. Employer Identification No.)
3065 Centre Pointe Drive, Roseville, MN (Address of principal executive offices)	55113 (Zip Code)

(651) 638-0500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at February 4, 2000 was 5,804,444 shares.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

Item 1.  Financial Statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets—Unaudited
As of

	December 31, 1999	March 31, 1999
ASSETS
Cash and cash equivalents	$0	$6,557,573
Escrow and other receivables	2,597,180	2,651,613
Land, development costs and finished lots	56,136,272	46,315,283
Residential housing completed and under construction	38,264,227	23,727,213
Property and equipment, net	834,391	941,435
Deferred financing costs and other assets	8,495,138	9,171,851

	$106,327,208	$89,364,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Revolving credit facility	$28,910,000	$10,285,000
Senior notes payable	23,106,191	26,731,226
Notes payable	891,686	1,450,932
Accounts payable	11,264,811	8,904,917
Accrued liabilities	6,476,460	6,131,513
Income taxes payable	1,538,249	4,262,904

Total liabilities	72,187,397	57,766,492

Shareholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; issued and outstanding 5,804,444 and 5,772,913 respectively	146,428	143,291
Paid-in capital	11,848,067	11,851,204
Retained earnings	22,145,316	19,603,981

Total shareholders' equity	33,139,811	31,598,476

	$106,327,208	$89,364,968

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	1999	1998	1999	1998
Net sales—home sales	$55,711,366	$58,786,225	$166,602,649	$173,923,107
Net sales—land/lot sales	2,283,627	0	2,283,627	0

	57,994,993	58,876,225	168,886,276	173,923,107
Cost of sales—home sales	47,798,527	50,057,759	142,333,963	148,624,285
Cost of sales—land/lot sales	1,548,982	0	1,548,982	0

	49,347,509	50,057,759	143,882,945	148,624,285
Gross Profit—home sales	7,912,839	8,728,466	24,268,686	25,298,822
Gross Profit—land/lot sales	734,645	0	734,645	0

	8,647,484	8,728,466	25,003,331	25,298,822
Selling, general and Administrative expense	6,199,092	6,415,036	19,320,176	18,857,750

Operating income	2,448,392	2,313,429	5,683,155	6,441,072
Other (income) expense:
Interest expense	718,179	669,195	1,887,414	2,085,599
Other income	(95,060)	(88,335)	(511,594)	(198,914)

Income before provision for income taxes	1,825,273	1,732,569	4,307,335	4,554,388

Provision for taxes	748,000	710,000	1,766,000	1,867,000

Net income	$1,077,273	$1,022,569	$2,541,335	$2,687,388

Net income per share	$0.19	$0.18	$0.44	$0.47

Weighted average shares outstanding	5,804,444	5,772,913	5,804,444	5,772,913

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows—Unaudited

	For the Nine Months Ended December 31,
	1999	1998
OPERATING ACTIVITIES:
Net income	$2,541,335	$2,687,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	309,895	548,247
Changes in operating items:
Escrow and other receivables	54,432	218,150
Land, development costs and finished Lots	(9,820,989)	(2,888,351)
Residential housing completed and Under construction	(14,537,014)	(4,311,824)
Deferred financing costs and other Assets	676,713	(1,463,223)
Accounts payable	2,359,894	(3,258,880)
Accrued liabilities	344,947	2,750,163
Income taxes payable	(2,724,655)	1,265,836

Net cash (used for) Operating activities	(20,795,441)	(4,452,494)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(202,851)	(178,620)

FINANCING ACTIVITIES:
Proceeds from notes payable	24,000	120,000
Repayments of notes payable	(583,246)	(925,560)
Proceeds from revolving credit facility, net	18,625,000	4,225,000
Repayment of senior notes payable	(3,625,035)	(3,035,000)

Net cash used for financing activities	14,440,719	384,440

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,557,573)	(4,246,674)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,557,573	4,246,674

End of period	$0	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,169,235	$2,085,599

Cash paid for income taxes	$4,460,700	$1,164

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

    The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and nine months ending December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

Note 2.  Note Payable to Bank

    As of December 31, 1999, the Company had a line-of-credit arrangement with a bank totaling $35,000,000, with interest at the bank's prime rate plus .5%. Borrowings outstanding at December 31, 1999 were $28,910,000 under this arrangement. In addition, letters of credit totaling approximately $1,000,000 were outstanding under this arrangement at December 31, 1999.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The following table sets forth certain information regarding the Company's operations for the periods indicated.

	Percentage of Net Sales
	For the Three Months Ended December 31,		For The Nine Months Ended December 31,
	1999	1998	1999	1998
Net sales—home sales	96.1%	100.0%	98.6%	100.0%
Net sales—land/lot sales	3.9	0.0	1.4	0.0

	100.0	100.0	100.0	100.0
Cost of sales—home sales	82.4	85.2	84.3	85.5
Cost of sales—land/lot sales	2.7	0.0	0.9	0.0

	85.1	85.2	85.2	85.5
Gross profit—home sales	13.6	14.8	14.4	14.5
Gross profit—land/lot sales	1.3	0.0	.4	0.0

	14.9	14.8	14.8	14.5
Selling, general and Administrative expense	10.7	10.9	11.4	10.8

Operating income	4.2	3.9	3.4	3.7
Other (income) expense:
Interest	1.2	1.1	1.1	1.2
Other	(.2)	(.1)	(.3)	(.1)

Income before provision for income taxes	3.2	2.9	2.6	2.6
Provision for income Taxes	1.3	1.2	1.1	1.1

Net income	1.9%	1.7%	1.5%	1.5%

Number of homes closed	339	364	1017	1126

Backlog

    The following table sets forth the Company's backlog as of the dates indicated:

December 31,	Number of Homes	Sales Value
1999	665	$118,579,000
1998	624	$104,651,000

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

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

    Net sales for the three months ended December 31, 1999, decreased by 1.4%, to $58.0 million, from $58.8 million for the comparable period of 1998. Included in the current quarter was revenue from land sales of $2.3 million versus none in the prior year period. The number of homes closed by the Company decreased by 6.9% to 339 homes for the three months ended December 31, 1999, from 364 homes during the same period in 1998. The average selling price of a home increased 1.7% to $164,300, during the three months ended December 31, 1999 from $161,500 for the comparable period in 1998. This increase was due to an overall increase in prices for homes sold by the Company.

    Gross profit decreased by .1%, to $8.6 million for the three months ended December 31, 1999, from $8.7 million for the comparable period of 1998. Gross profit as a percentage of net sales increased to 14.9% from 14.8% primarily as a result of the sale of land in the current quarter.

    Selling, general and administrative expenses decreased by 3.1% to $6.2 million in the three months ended December 31, 1999, from $6.4 million for the comparable period of 1998. The decrease is a result of the lower revenues in the current quarter versus the prior period. As a percentage of net sales, selling, general and administrative expense decreased to 10.7% for the three month period ended December 31, 1999, from 10.9% for the same period in 1998.

    Interest expense increased to $718,000 for the three months ended December 31, 1999, from $669,000 for the comparable period in 1998. The increase in interest expense is primarily due to an increase in borrowings under the Company's revolving credit facility for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

    The Company's effective tax rate for both periods was approximately 41%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

    Net sales for the nine month period ended December 31, 1999, decreased by 2.9%, to $168.9 million, from $173.9 million for the comparable period of 1998. Included in the current period was revenue from land sales of $2.3 million versus none for the prior year period. The number of homes closed by the Company decreased by 9.7%, to 1017 homes for the nine months ended December 31, 1999, from 1126 homes during the same period in 1998. The average selling price of a home increased 6.0% to $163,800, in 1999 from $154,500 for the same period in 1998. This increase was due to an overall increase in prices for homes sold by the Company.

    Gross profit decreased by 1.2%, to $25.0 million for the nine month period ended December 31, 1999, from $25.3 million for the comparable period of 1998. Gross profit as a percentage of revenue increased to 14.8% from 14.5%, primarily as a result of higher selling prices during the current year due to strong market conditions partially offset by lower revenues.

    Selling, general and administrative expenses increased by 2.1%, to $19.3 million in the nine month period ended December 31, 1999, from $18.9 million for the comparable period of 1998. The increase is due to increased marketing and advertising costs as a result of preopening costs for the large number of new communities opening for sale over the last nine months. As a percentage of net sales, selling, general and administrative expenses increased to 11.4% for the nine months ended December 31, 1999, from 10.8% for the same period in 1998.

    Interest expense decreased to $1,887,000 for the nine months ended December 31, 1999, from $2,086,000 for the same period in 1998. The decrease in interest expense is primarily due to the Company's lower borrowing needs for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

    The Company's effective tax rate for both periods was approximately 41%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

Liquidity and Capital Resources

    At December 31, 1999, the Company had available cash and cash equivalents of approximately $0.

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

    At December 31, 1999, the Company also had a $35.0 million revolving credit facility from a commercial lender. Borrowings under this facility's line of credit totaled $28.9 million at December 31, 1999. The Company has the capacity as of December 31, 1999 to borrow an additional$5.0 million of short-term debt, if otherwise available, without violating the terms of the Senior Notes. The Company believes those amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service.

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

    The manufacturer of the computer system on which Rottlund central accounting and management information systems resides has certified that its hardware and operating system software are Year 2000 compliant. The Company's applications software has been tested in the course of normal maintenance. Equipment and software peripheral to Rottlund's central system are being tested for Year 2000 compliance. Any replacements or upgrades required have been completed.

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

Part II—Other Information

Items 1 through 5. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits. Not applicable.

  (b)
  Reports on Form 8-K.

    The registrant filed no reports on Form 8-K during the three months ended December 31, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROTTLUND COMPANY, INC.
Date: February 4, 2000	By:	/s/ DAVID H. ROTTER David H. Rotter President and Chief Executive Officer
Date: February 4, 2000	By:	/s/ LAWRENCE B. SHAPIRO Lawrence B. Shapiro Vice President of Finance Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES INDEX

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES Consolidated Balance Sheets—Unaudited As of

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows—Unaudited

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNATURES