Form 10-K405
period 2000-03-31
ROTTLUND CO INC
filed 2000-06-29
CIK 891329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO

                           COMMISSION FILE NO. 0-20614

                          ---------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 15, 2000 was approximately $ 3,725,000.

As of June 15, 2000, there were 5,815,572 shares of Common Stock of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.


                DOCUMENT INCORPORATED                                                      PART OF FORM 10-K
                ---------------------                                                      -----------------

        Proxy Statement for 2000 Annual Meeting of Shareholders                                 Part III


================================================================================

                                 FORM 10-K INDEX


                                                                                                               PAGE
                                                                                                               ----

PART I............................................................................................................1

         Item 1.  BUSINESS........................................................................................1

         Item 2.  PROPERTIES......................................................................................7

         Item 3.  LEGAL PROCEEDINGS...............................................................................7

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL
                  YEAR............................................................................................7

PART II...........................................................................................................8

         Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.............................................................................8

         Item 6.  SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON..............................................9

         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                  FINANCIAL CONDITION............................................................................10

         Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................12

         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................13

         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES...........................................................13

PART III.........................................................................................................27

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................27

         Item 11. EXECUTIVE COMPENSATION.........................................................................27

         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.....................................................................................27

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................27

PART IV..........................................................................................................28

         Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.......................................................................................28


                                     PART I

ITEM 1.    BUSINESS

GENERAL

         The Rottlund Company, Inc. ("Rottlund" or the "Company"), through its subsidiaries, designs, builds and markets attached and detached townhomes and condominiums, and detached single family homes in the metropolitan areas of Minneapolis-St. Paul, Minnesota; Des Moines, Iowa; Indianapolis, Indiana; Southern New Jersey and Naples-Ft. Myers, Orlando and Tampa, Florida.

         Rottlund was founded in 1973, and until 1993, all of the Company's developments were located in the Minneapolis-St. Paul market where Rottlund has maintained the largest market share of any builder in nine of the last ten years. Nationally, Rottlund ranks as the ninth largest attached, for sale, homebuilder and has been ranked in among the top 100 homebuilders since 1991. During the year ended March 31, 1994 ("fiscal 1994"), the Company began home building operations in Naples-Ft. Myers, Florida, and Des Moines, Iowa; during the first quarter of the year ended March 31, 1995 ("fiscal 1995"), the Company began home building operations in Indianapolis, Indiana, and Orlando and Tampa, Florida; and during the year ended March 31, 1996 ("fiscal 1996"), the Company acquired certain assets and assumed certain liabilities of Kevin Scarborough, Inc., a residential homebuilder operating in Southern New Jersey. During the year ended March 31, 2000 ("Fiscal 2000"), the Company substantially exited the Orlando and Naples-Ft. Myers, Florida markets. The Company sold land, finished lots, residential housing under construction and various models. All references to the Company contained herein, unless the context indicates otherwise, include its wholly owned subsidiaries Rottlund Homes of Iowa, Inc., Rottlund Homes of Florida, Inc., Rottlund Homes of Indiana, Inc., Rottlund Homes of New Jersey, Inc., and Rottlund Homes of Indiana Limited Partnership.

         As of March 31, 2000, the Company owned or controlled through options over 2,100 home sites in communities under development, and land for the development of over 5,400 additional planned home sites in proposed communities.

         The Company's homes are sold primarily through its own staff of sales personnel. The Company markets its homes to a wide range of buyers, emphasizing high quality construction and customer satisfaction. Its promotional efforts include advertisements in newspapers and other printed media, radio and television, illustrated brochures, billboards, on-site displays and model homes. Purchasers of the Company's homes are given the opportunity to select, at additional cost, various optional amenities such as upgraded carpet, fireplaces, varied interior and exterior color schemes, lighting and upgraded appliances. The Company offers a diverse product line ranging from townhomes to single-family homes at prices generally ranging from $90,000 to $400,000. The average price of the Company's homes delivered in fiscal 2000 was approximately $164,000.

         The Company has focused on the implementation of a Product Leadership Strategy, as reflected by the diversity of its product offerings. This strategy has been paramount in its quest to maintain its No. 1 market leadership position in the Minneapolis-St. Paul market. Management believes that the Company's Product Leadership Strategy has also provided a competitive advantage in the Des Moines and Southern New Jersey markets. Rottlund's Product Leadership Strategy emphasizes the Company's design capabilities, enabling it to offer quality homes at all price levels at which the Company competes. The Company markets its homes to a wide range of buyers including entry level, first and second time move-up, active adults and retirees. Furthermore, management believes the Company has been particularly effective marketing to non-traditional families, such as single parent households. Product offerings such as attached villas and townhomes have been designed with specific amenities to fill the needs of these unique market niches while maintaining the affordability required by single parents. Other attached, for sale communities use design characteristics, such as enhanced security features, that appeal to single female buyers and have enabled Rottlund to secure increased market share in this growing niche.

OPERATING STRATEGY

         Set forth below are the major elements of the Company's operating strategy:

         MARKETS. The Minneapolis-St. Paul metropolitan area has been the Company's primary market and has accounted for the majority of revenues since the Company's inception. The Company has built and delivered more homes in this market over the last five years than any other home builder. The Company's management believes that its marketing strategy of establishing itself as a name brand builder in the Minneapolis-St. Paul market has helped the Company to achieve its success. The Company presently accounts for approximately 4.0% of all homes sold in this market. The Company does not presently intend to increase its share of the Minneapolis-St. Paul market, but rather to expand its operations in the Des Moines, Iowa; Indianapolis, Indiana; Southern New Jersey and Tampa, Florida markets. Rottlund is implementing its name brand builder strategy in these markets.

         PRODUCTS. The Company markets its homes to a wide range of buyers, including entry level, move-up and retirees. Accordingly, the Company offers a number of home styles and price ranges at various locations. The Company's product offerings include villas, townhomes and detached single family homes. Sales prices presently range from approximately $90,000 to $400,000, and the average sales price of homes being delivered during fiscal 2000 was approximately $164,000. Management believes the Company's ability and willingness to build homes in accordance with home buyers' needs will enable the Company to continue to grow. Management further believes that the Company's long-standing strategy of product diversification enables it to respond rapidly to changing market conditions and the cyclical nature of the home-building industry.

         COST CONTROL. The Company controls the cost of construction through the efficient design of its homes and favorable pricing from subcontractors due to the high volume of work performed for the Company. Rottlund uses an advanced, industry-specific management information system to control construction costs. This system allows the Company to monitor subcontractor performance and expenditures for each home built. All subcontracted work is authorized through the generation of purchase orders, which are approved for payment by the Company's on-site construction supervisors upon completion of work. Any additional costs require authorization through the issuance of variance purchase orders, which require reporting of the reason for the variance and measures taken to eliminate further variances. This strategy permits the Company to monitor gross margins on each individual home from the time a purchase agreement is signed through the building process to closing. The Company requires all subcontractors to perform all home construction and site improvement work on a fixed price basis. In addition, management continually monitors selling, general and administrative expenses in an effort to control overhead and improve efficiency.

         INVENTORY MANAGEMENT. Two of the major risks in the home-building industry are excessive home site inventory and inventory of completed homes. The Company attempts to reduce its vulnerability to these risks by (i) acquiring control of improved home sites through option contracts that allow the Company to build homes with relatively minimal capital expenditures and limited risks,
(ii) acquiring land for development with seller financing, (iii) acquiring land through purchase agreements on a nonrecourse basis that enables the Company to obtain necessary governmental approvals before the acquisition of the land (generally, the down payment on a land purchase or option agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable), (iv) beginning construction of a single family home only after execution of a sales contract, receipt of satisfactory earnest money and, where applicable, a tentative mortgage approval, and (v) controlling the number of finished homes held in inventory.

LAND ACQUISITION AND DEVELOPMENT

         The Company generally follows a policy of acquiring options to purchase land for future community developments. The Company attempts to acquire land with minimum cash investment and the maximum degree of purchase money financing that the Company is able to obtain from sellers. The purchase money financing and purchase agreements are generally on a nonrecourse basis, thereby limiting the Company's financial exposure to the amounts invested in property and predevelopment costs. This policy may somewhat raise the cost of land the Company acquires, but it also significantly reduces risk to the Company. Furthermore, this policy allows the Company to obtain necessary development approvals prior to acquisition of land.

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

         The Company has been able to acquire control of improved single family detached home sites through option contracts that enable the Company to build in an area if it purchases a specified number of home sites each month. Contracts of this nature allow the Company to begin offering homes for sale in a new community with relatively minimal capital expenditures and limited risk. Accordingly, the Company has adopted a strategy of acquiring control of single family detached home sites through option contracts when appropriate opportunities, that meet the Company's marketing strategy, exist. The Company expects the availability of such contracts to satisfy the majority of the Company's requirements for detached single family home sites. Due to the product-specific nature of the Company's attached home sites, the Company expects limited opportunities for option contracts for this portion of its developed home site requirements. Accordingly, the continuation of the Company's development activities to satisfy its land inventory requirements will depend upon its continued ability to locate, enter into contracts to acquire, obtain governmental approvals for, obtain acquisition and development financing for, consummate the acquisition of, and improve, suitable parcels of land.


                   AVAILABLE HOME SITE INVENTORY (ALL CITIES)

         The following table sets forth information with respect to the Company's available lot inventory by state as of March 31, 2000.


                                                      HOMES UNDER CONSTRUCTION
                                TOTAL     -------------------------------------------------  UNSOLD SITES AVAILABLE
MARKET                        AVAILABLE      SOLD (1)          MODELS       INVENTORY (2)          FOR FUTURE
------                        ---------      --------          ------       -------------          ----------
                                                                                                  CONSTRUCTION
                                                                                                  ------------
Minnesota..................       982            338               30              49                  565
Florida....................       491            102               11              37                  341
Iowa.......................       402             41               13              46                  302
Indiana....................       448             23                6              67                  352
New Jersey.................       406             59                4              10                  333
                               ------           ----              ---            ----               ------
Total......................     2,729            563               64             209                1,893
                                =====            ===               ==             ===


----------------------
(1)      Under contract and under construction but not yet closed.
(2) Inventory are unsold homes that are completed or in various stages of construction.

         Although the Company does not purchase land for speculation, the Company has and will purchase land with the intent of selling home sites within developments to other builders. Additionally, the Company has attempted to manage the risk of home building in particular areas through cooperation with other builders by building in the same subdivision. This arrangement provides for diversity in the types of homes in the Company's communities and the advantages of joint marketing.

         Rottlund strives to maintain a supply of developed home sites to meet anticipated homebuilding requirements for not more than 24 months. As of March 31, 2000 the Company had an aggregate of 1,893 home sites available for future construction, which represents approximately a 18-month supply based on actual deliveries anticipated in fiscal 2001. The Company believes there is an adequate supply of undeveloped land in all metropolitan areas where it conducts business to maintain adequate home site inventories.

         Detached single family homes sold by the Company are marketed to move-up and entry-level buyers. Move-up homes are sold in the $170,000 to $300,000 price range, while entry level homes are sold in the $120,000 to $160,000 price range. The Company offers detached single family homes in a variety of floor plans and exterior styles with two, three and four bedrooms, two or more bathrooms and a two-car attached garage.

         The Company also offers attached product lines that offer a variety of floor plans and provide for certain options. Entry-level townhomes are sold in the $90,000 to $150,000 price range, and the balance of townhome sales are sold in the $150,000 to $400,000 price range. The Company believes that the fastest growing segments of the home buying market are single persons and couples without children. The Company has adopted a strategy to capture these segments by developing expertise in the design, marketing, financing and construction of alternative or attached housing types that appeal to these segments.

         Contracts for the sale of homes are at fixed retail prices. The offered prices of homes have generally increased from time to time during the sellout period for each community and in response to cost increases; however, there can be no assurance that sales prices will increase in the future.

         All of the attached home communities are governed by a homeowner's association (the "Association"). The Company, acting as declarant, is responsible for the management of the Association until 75% of the homes within the Association are closed.

         The Company's line of homes is designed to promote efficient use of space and materials to minimize construction costs and time, thereby maximizing the value of the homes in the marketplace. The Company is continually developing new home designs to replace or augment existing home designs in an effort to assure that the Company's homes are responsive to current consumer preferences and are unique in the marketplace. In order to respond to consumer preferences, the Company relies primarily on its internal marketing department to analyze information gathered from buyer profiles, focus groups, exit interviews at model sites, telephone surveys and demographic data bases. With new designs, the Company engages a number of unaffiliated architectural firms, in addition to its in-house architectural staff. All home designs are copyrighted by the Company. The Company does not license its home designs to other builders and vigorously pursues infringers.

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

         The Company maintains a strategy of subcontracting all home construction at a fixed cost basis. The Company believes this strategy limits its financial exposure during downturns in the housing market. All subcontracted work is authorized by purchase orders that require approval for payment by the construction supervisor upon completion. Any additional costs require authorization through the issuance of variance purchase orders. All variances require reporting of the reason therefor, and measures taken to eliminate further variances.

         Subcontractors typically are retained by the Company for a specific time period or project pursuant to a contract that obligates the subcontractor to complete its duties at a fixed price. Contracts with the Company's subcontractors and material suppliers are entered into after competitive bidding during predetermined time periods or on a project by project basis.

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

         Personnel at the Company's corporate headquarters are responsible for architectural design, home site planning, and accounting and closing, among other responsibilities. The Company's management information system is designed to monitor the progress of each home built by the Company, from acceptance of a sales contract to delivery of a completed home to the buyer. At any time after contract acceptance, the Company can provide the home buyer with the construction status of its home and the anticipated delivery date.

         The Company historically has maintained its construction schedule throughout the entire year, despite seasonal climate changes in the Minneapolis-St. Paul and Des Moines metropolitan areas. Additional winter construction charges are incurred, however, in connection with propane heating costs, frost ripping charges, utility construction charges and special footing designs. Further, the Company is required, at closing, to put into escrow amounts to cover items that cannot be installed in the winter, including driveways, sidewalks and air conditioning.

MARKETING AND SALES

         In Minnesota, Indiana, New Jersey and Florida, the Company sells its homes through commissioned employees who work from sales offices in model homes located in each Rottlund community. In addition, the Company cooperates with outside independent brokers on approximately 33% of all of its sales. The Company utilizes independent realtors for home sales in Iowa. In all instances, Company sales employees assist prospective buyers through the home buying process by providing information on the Company's line of homes, pricing, options and upgrades, mortgage financing, warranties, construction, as well as information regarding the Company itself. The Company provides a Home Buyer's Guide to all prospective customers. The Home Buyer's Guide highlights the steps involved in buying a new home in an effort to accurately set the expectations of the Company's customers. Sales personnel are trained by the Company and attend periodic meetings where they are updated on current financing, construction schedules, marketing and advertising plans.

         Rottlund has adopted a strategy of becoming a "name brand" builder in the Minneapolis-St. Paul market. This strategy has been implemented through its visible support of public television, Fraser Community Services and other community organizations. Rottlund also advertises through newspaper, radio, television and a billboard campaign. In its expansion into new markets, the Company will, over time, attempt to utilize this same strategy of advertising to increase customer awareness of the Company's products. In order to respond to consumer preferences, the Company relies upon its internal marketing department to analyze information that is gathered from buyer profiles, focus groups, exit interviews at model sites, telephone surveys, and demographic data bases. The Company's comprehensive marketing program also includes direct mail, participation in home tour events and use of fully merchandised model homes. Management believes model homes play an important role in demonstrating the functional use of space in the Company's homes and allowing prospective buyers to experience the emotional aspects of the home buying process. The Company attempts to create attractive model homes and chooses interior merchandising for each type of home based upon the lifestyles of targeted customers.

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

CUSTOMER SERVICE AND QUALITY CONTROL

         Rottlund is committed to providing a high level of customer service as an important component of its competitive strategy. The Company, through its on-site team of a sales representative and construction supervisor, maintains personalized contact with its customers.

         The Company's construction supervisors follow an inspection process on each home the Company builds. This process is designed to ensure that each home meets or exceeds the Company's performance standards for its homes.

         Upon completion of construction of each home, and prior to closing, an employee of the Company's Customer Care Department conducts a quality control inspection of the completed home. From this inspection, a list is created that sets forth those areas that do not meet the Company's performance standards, and therefore, require correction by the contract builder. Also prior to closing, the Customer Care Department accompanies the buyer on a customer orientation of their home to demonstrate the proper use and care of the home, including the mechanical equipment and other components of the home. At the customer orientation, the buyer is also familiarized with the service warranty process following closing on the home.

         The Company's Customer Care Department handles all service and warranty requests following the closing of each home. Management believes the participation of Customer Care personnel both prior to and after closing reduces post-closing service costs, fosters the Company's reputation for service, and ultimately leads to the building of a referral base of business.

         The Company provides all home owners with a one-year comprehensive warranty and a two-year warranty on all mechanical systems, and further provides, from an unaffiliated insurance company, a ten to fifteen year structural warranty.

COMPETITION AND MARKET FACTORS

         The development and sale of residential properties is highly competitive and fragmented. The Company competes with a number of national home builders and numerous local builders on the basis of a number of interrelated factors, including: location, product design, perceived value, price and reputation in the marketplace. The Company's homes must also compete with resale of existing homes and available rental housing. Management believes Rottlund's primary competitive advantages are based upon the following strengths: (i) product innovation, (ii) offering homes with the highest perceived value, (iii) product diversification, enabling the Company to offer homes to all segments of the population, (iv) marketing programs and community involvement programs that have established Rottlund as a "name brand" builder in the Minneapolis-St. Paul market, (v) the location of its communities, and (vi) its reputation for superior customer service and quality.

         Rottlund maintains a strong position in its markets due in part to product innovation. The Company's ability to respond to the changing needs of home buyers has allowed continued growth despite declining demand for previously popular products. The Company continuously examines its markets to determine whether housing needs for certain segments of the population are being met, and attempts to respond by designing and building homes to meet such needs if they are not being met. Management believes this is one of the primary reasons for its long-term success. The Company's years of experience provide it with expertise in the area of design, construction and financing of attached housing. The Company believes that this experience is especially important in the attached home market, which is subject to stricter regulation than the detached home market.

         The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rate levels. Other factors affecting the industry include increases in construction costs; increases in costs associated with home ownership, such as property taxes; changes in consumer preferences and demographic trends. The Company believes that its experience provides a sound understanding of the nature of the industry, and therefore, it is able to base its strategic planning on such cyclical conditions.

EMPLOYEES

         As of March 31, 2000, the Company employed 233 persons, 45 as on-site sales personnel, 65 involved in construction, 26 as customer care personnel, 21 as product development personnel and 76 as executive, administrative and clerical personnel. The Company's employees are not covered by a collective bargaining agreement and the Company believes it has good relationships with its employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

         There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         On February 19, 1998, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol "RH". Also on that date, the Company's Common Stock ceased trading on the NASDAQ National Market System.

         The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters of the two years ended March 31, 2000 and 1999.

STOCK QUOTATIONS


                                                                         HIGH       LOW
                                                                         ----       ---

                  Fiscal 2000
                       First Quarter...................................  5-3/4      3-3/4
                       Second Quarter..................................  4-15/16    2-5/8
                       Third Quarter...................................  3-3/8      2-3/8
                       Fourth Quarter..................................  3-1/4      2-5/16


                  Fiscal 1999
                       First Quarter...................................  4-7/8      3-3/4
                       Second Quarter..................................  4-5/8      3-5/8
                       Third Quarter...................................  4-1/2      3
                       Fourth Quarter..................................  5-3/4      4


         As of June 15, 2000, the Company had approximately 150 holders of record of its Common Stock.

         The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

         The Company has not paid any dividends on its Common Stock since its initial public offering in October 1992 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. In addition, the terms of the Company's revolving credit line contain restrictions on the ability of the Company to pay dividends. The Company has not made any sales of restricted stock during the previous three fiscal years.

ITEM 6.    SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON

         The following table sets forth selected financial data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and "Management's Discussion and Analysis of Results of Operations and Financial Conditions." The Company's Statement of Operations and Balance Sheet data as of and for each of the years set forth below have been derived from financial statements that have been audited by Arthur Andersen LLP, independent public accountants.


                                                  2000          1999          1998           1997          1996
                                                  ----        --------      --------       --------      --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND UNIT DATA)
STATEMENT OF OPERATIONS DATA:
   Net sales................................  $  260,834    $  252,675    $  160,830     $  180,457    $   131,583
   Cost of sales............................     222,488       215,074       139,284        156,332        110,589
                                              ----------    ----------    ----------     ----------    -----------
   Gross profit.............................      38,346        37,601        21,546         24,125         20,994
   Selling, general and administrative
      expenses..............................      26,409        26,112        20,541         19,569         13,671

   Write-down of land(1)                             --            --            --           1,500            --
                                              ----------    ----------    ----------     ----------    -----------
   Operating income.........................      11,937       11,489         1,005          3,056           7,323
   Interest expense.........................       2,685        2,714         2,018            958             153
                                              ----------    ----------    ----------     ----------    -----------
   Income (loss) before provision (benefit)
      for income taxes......................       9,252        8,775        (1,013)         2,098           7,170
   Provision (benefit) for income taxes.....       3,793        3,598          (415)           862           2,928
                                              ----------    ----------    ----------     ----------    -----------
     Net income (loss)......................  $    5,459    $   5,177     $    (598)     $   1,236     $     4,242
                                              ==========    =========     ==========     ==========    ===========

   Basic earnings (loss) per share..........  $     0.94    $    0.90     $   (0.10)     $    0.22     $      0.75
                                              ==========    =========     ==========     ==========    ===========
   Diluted earnings (loss) per share........  $     0.94    $    0.90     $   (0.10)     $    0.22     $      0.74
                                              ==========    =========     ==========     ==========    ===========
   Weighted average shares outstanding......       5,804        5,773         5,745          5,735           5,749
                                              ==========    =========     =========      =========     ===========

OPERATING DATA:
   Number of home sales closed..............       1,495        1,624         1,092          1,346           1,187
                                              ==========    =========     =========      =========     ===========
   Average sales price......................  $      164    $     156     $     146      $     134     $       111
                                              ==========    =========     =========      =========     ===========

BALANCE SHEET DATA:
   Inventories and properties held for
      development or sale...................  $   77,455    $  70,042     $  74,379      $  81,825     $    74,650
   Total assets.............................      98,766       89,365        88,281         96,234          83,756
   Notes and mortgage notes payable.........      44,204       38,467        47,907         54,137          40,584
   Shareholders' equity.....................      37,160    $  31,598     $  26,315      $  26,819     $    25,396


------------------------

(1) The Company recorded a noncash write-down of land development costs and finished lots at development sites in Florida and Indiana in fiscal 1997. See Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales:


                                                   2000                1999                1998
                                           -------------------   -----------------   -----------------
Homes closed:
   Single family.........................                  526                 688                 431
   Multi-family..........................                  969                 936                 661
Average sales price:
   Single family.........................         $    197,000        $    180,000        $    186,000
   Multi-family..........................              146,000             138,000             122,000
Net sales:
   Single family.........................         $103,514,000        $123,700,000        $ 80,370,000
   Multi-family..........................         $141,926,000         128,975,000          80,460,000
                                                  ------------        ------------        ------------
Total net sales                                   $245,440,000        $252,675,000        $160,830,000
                                                  ============        ============        ============



         The following table sets forth the Company's backlog (homes under contract but not closed):


              MARCH 31                                        NUMBER OF HOMES          SALES VALUE
              --------                                        ---------------          -----------

              2000........................................          563               $109,493,000
              1999........................................          567                $99,562,000
              1998........................................          631                $98,380,000


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

RESULTS OF OPERATIONS

         YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

         The Company's home sales decreased $7.2 million or 2.9% during fiscal 2000 as compared to fiscal 1999, despite a 5.5% increase in the average sales price of homes closed, due to a 7.9% decrease in the number of homes closed. This increase was due to an overall increase in prices for homes sold by the Company. In addition to these homes sales, the Company had land sales of $15.4 million during fiscal 2000 as compared to fiscal 1999 when there were no land sales.

         Gross profit on homes sales increased by $0.6 million or 1.6% during fiscal 2000 as compared to fiscal 1999. The gross profit margin on home sales increased to 15.1% during fiscal 2000 as compared to 14.9% in fiscal 1999. The increased gross profit margin on home sales was primarily due to strength in the overall homebuilding industry which combined with higher average selling prices decreased fixed costs as a percentage of revenue. In addition to these home sales, the Company had land sales which accounted for $1.4 million in gross profit. The gross profit margin on these land sales was 9.1%.

         Selling, general and administrative expenses increased by $0.3 million to $26.4 million in fiscal 2000 from $26.1 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses for home sales increased to 10.8% in fiscal 2000 from 10.3% in fiscal 1999. The increase was due primarily to the increased number of projects started in fiscal 2000.

         Interest expense was $2.7 million in fiscal 2000 as compared to $2.7 million in fiscal 1999. Interest expense for the revolving credit facility increased due to the increased level of new business activity. Interest expense on Senior Notes decreased due to lower principle balances. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of sales when the related homes are delivered to purchasers. Total interest incurred by the Company was approximately $5.1 million in fiscal 2000 and $5.2 million in fiscal 1999.

         The Company's tax rate was approximately 41% in fiscal 2000 and 1999 which reflects the federal statutory rate plus the effect of state taxes, net of federal benefit.

         Net income increased from $5,177,000 in fiscal 1999 to $5,459,000 in fiscal 2000. This increase was partially due to the sale of land in fiscal 2000.

         YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

         The Company's home sales increased $91.8 million or 57% during fiscal 1999 as compared to fiscal 1998 as a result of a 48.6% increase in the number of homes closed and a 5.7% increase in the average sales price of homes closed. This increase was due to an overall increase in prices for homes sold by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by (used for) operating activities decreased $15.7 million from $12.0 million in fiscal 1999 to ($3.7) million in fiscal 2000. This decrease was primarily due to a reduced amount of residential housing completed and under construction. Cash flows used for investing activities were not significant. Cash flows used for financing activities decreased by $15.1 million from $9.3 million in fiscal 1999 to ($5.8) million in fiscal 2000.

         Cash flows provided by operating activities increased $7.6 million from $4.4 million in fiscal 1998 to $12.0 million in fiscal 1999. This increase was primarily due to increased income. Cash flows used for investing activities were not significant. Cash flows used for financing activities increased by $3.2 million from $6.1 million in fiscal 1998 to $9.3 million in fiscal 1999.

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. In December 1994, the Company issued $25 million of 12.11% Senior Notes payable and in February 1996, the Company issued an additional $10 million of 9.42% Senior Notes payable (collectively referred to as the "Senior Notes"). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. Principal and interest payments of approximately $652,000 are due monthly through December 2003. Subsequent to year-end, the Company paid in full the obligations associated with the Senior Notes, including $900,000 in early extinguishment penalties.

         At March 31, 2000, the Company also had a $35.0 million unsecured revolving credit facility from a commercial lender. Borrowings under this facility totaled $21.1 million at March 31, 2000. After year-end this facility was increased to $55.0 million to fund the purchase of the Senior Notes discussed above. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its homebuilding activities and debt service. The Company had no significant commitments as of March 31, 2000 requiring the use of funds.

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

YEAR 2000 CONSIDERATIONS

         Over the last two fiscal years the Company began to evaluate and implement changes to its systems in order to ensure Year 2000 compliance. As a result of this process, the Company and its subsidiaries tested all critical systems during calendar year 1999 and repaired, upgraded and/or replaced those found to be not Year 2000 compliant. The cost of replacing, upgrading or otherwise changing non-compliant systems was not material.

         As a result of the attention the Company paid to addressing its Year 2000 readiness, there have not been, to date, any adverse impact on the Company's operations or financial condition, or the operation or financial condition of any of its individual subsidiaries as a result of any Year 2000 issues. In addition, the Company is not aware of any Year 2000 problems experienced by any of its vendors, subcontractors or other third parties

         Although the Company has not been affected to date by Year 2000 compliance issues, Year 2000 issues could arise subsequent to the date of this report. The Company believes such circumstances are highly unlikely to occur and that, even if they were to occur, it is highly unlikely that the Company's financial condition or the operations of its subsidiaries would be materially adversely affected.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term borrowings and long-term debt obligations.

         The Company's credit facility carries interest rate risk that is generally related to the federal funds rate. If that rate were to change while the Company was borrowing under the facility, interest expense would increase or decrease accordingly. The effect of a basis point change of 100 in interest rates, for example, would have an estimated $_______, pre-tax earnings and cash flow impact, assuming that all other variables are held constant. As of March 31, 2000, $21.1 million were under this facility. Following year-end, the credit facility was increased to pay off the Senior Notes and all debt thus became floating rate.

         The Company has no earnings or cash flow exposure due to market risks on its Senior Notes payable as a result of the fixed-rate nature of the debt. Interest rate changes would, however, affect the fair market value of the debt. At March 31, 2000, the Company had fixed rate debt of $21.8, maturing in December 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company as of March 31, 2000 and 1999, and for the years then ended together with the Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.


                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----

Report of Independent Public Accountants..................................................................       14

Consolidated Balance Sheets as of March 31, 2000 and 1999.................................................       15

Consolidated Statements of Operations for the Years Ended March 31, 2000, 1999 and 1998...................       16

Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 2000, 1999 and 1998.........       17

Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998...................       18

Notes to Consolidated Financial Statements................................................................       19


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Rottlund Company, Inc.:

         We have audited the accompanying consolidated balance sheets of The Rottlund Company, Inc. (a Minnesota corporation) and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rottlund Company, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
May 5, 2000

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                           Consolidated balance sheets
                                 As of March 31
                      (In thousands, except per share data)


                                                                                                  2000          1999
                                                                                               ----------    ----------

                                           ASSETS

CASH AND CASH EQUIVALENTS                                                                       $  8,087      $  6,558
ESCROW AND OTHER RECEIVABLES                                                                       2,447         2,607
LAND, DEVELOPMENT COSTS AND FINISHED LOTS                                                         47,224        46,315
RESIDENTIAL HOUSING COMPLETED AND UNDER CONSTRUCTION                                              30,231        23,727
PROPERTY AND EQUIPMENT, net                                                                          867           941
DEFERRED INCOME TAXES                                                                              1,796         1,605
OTHER ASSETS, net                                                                                  8,114         7,612
                                                                                               ---------     ---------
                                                                                                $ 98,766      $ 89,365
                                                                                               =========     =========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Revolving credit facility                                                                    $ 21,135      $ 10,285
   Senior notes payable                                                                           21,845        26,731
   Mortgage notes payable                                                                          1,224         1,451
   Accounts payable                                                                               10,785         8,905
   Accrued liabilities                                                                             6,459         6,132
   Income taxes payable                                                                              158         4,263
                                                                                               ---------     ---------
               Total liabilities                                                                  61,606        57,767
                                                                                               =========     =========

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 10,000 shares authorized; 0 shares issued
      and outstanding                                                                               ----          ----
   Common stock, $0.10 par value, 40,000 shares authorized; 5,804 and 5,773 shares issued
      and outstanding                                                                                146           143
   Paid-in capital                                                                                11,951        11,851
   Retained earnings                                                                              25,063        19,604
                                                                                                --------      --------

               Total shareholders' equity                                                         37,160        31,598
                                                                                                --------      --------
                                                                                                $ 98,766      $ 89,365
                                                                                                ========      ========


               The accompanying notes are an integral part of these consolidated balance sheets.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                      Consolidated statements of operations

                          For the years ended March 31
                      (In thousands, except per share data)


                                                     2000            1999           1998
                                                  ------------    -----------    -----------

NET SALES:
   Homes                                             $ 245,440     $ 252,675     $ 160,830
   Land                                                 15,394          ----          ----
                                                     ---------     ---------     ---------
               Total net sales                         260,834       252,675       160,830

COST OF SALES:
   Homes                                               208,449       215,074       139,284
   Land                                                 14,039          ----          ----
                                                     ---------     ---------     ---------
               Gross margin                             38,346        37,601        21,546

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            26,409        26,112        20,541
                                                     ---------     ---------     ---------
               Operating income                         11,937        11,489         1,005

INTEREST EXPENSE                                         2,685         2,714         2,018
                                                     ---------     ---------     ---------
               Income (loss) before income taxes         9,252         8,775        (1,013)

INCOME TAX PROVISION (BENEFIT)                           3,793         3,598          (415)
                                                     ---------     ---------     ----------
               Net income (loss)                     $   5,459     $   5,177     $    (598)
                                                     =========     =========     ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $    0.94     $    0.90     $   (0.10)
                                                     =========     =========     ==========


            The accompanying notes are an integral part of these consolidated financial statements.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                 Consolidated statements of shareholders' equity

                          For the years ended March 31
                                 (In thousands)


                                                        Common stock        Paid-in   Retained
                                                     -------------------   --------   --------
                                                        Shares     Amount     Capital   Earnings     Total
                                                      ---------   --------   --------- ----------   --------
BALANCE, March 31, 1997                                 5,716      $138       $11,656    $15,025     $26,819
   Net loss                                              ----       ---          ----       (598)       (598)
   Stock issued under employee stock purchase plan         29         3            91       ----          94
                                                        -----      ----       -------   --------    --------

BALANCE, March 31, 1998                                 5,745       141        11,747     14,427      26,315
   Net income                                            ----       ---          ----      5,177       5,177
   Stock issued under employee stock purchase plan         28         2           104       ----         106
                                                       --------   --------   --------   --------    --------

BALANCE, March 31, 1999                                 5,773       143        11,851     19,604      31,598
   Net income                                            ----       ----         ----      5,459       5,459
   Stock issued under employee stock purchase plan         31         3           100       ----         103
                                                       --------   --------   --------   --------    --------

BALANCE, March 31, 2000                                 5,804      $146       $11,951    $25,063     $37,160
                                                       ======      ====       =======    =======     =======


            The accompanying notes are an integral part of these consolidated financial statements.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                      Consolidated statements of cash flows

                          For the years ended March 31
                                 (In thousands)


                                                                                      2000          1999          1998
                                                                                    ----------    ----------    ---------
OPERATING ACTIVITIES:
   Net income (loss)                                                                 $  5,459      $  5,177       $ (598)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities-
     Depreciation and amortization                                                        724           790          626
     Deferred income taxes                                                               (191)         (441)         186
     Change in operating items:
       Escrow and other receivables                                                       160           (87)      (1,008)
       Land, development costs and finished lots                                         (909)          932        1,989
       Residential housing completed and under construction                            (6,504)        3,405        5,457
       Other assets                                                                      (575)       (3,002)      (1,012)
       Accounts payable                                                                 1,880        (2,648)       2,264
       Accrued liabilities                                                                327         3,626       (1,573)
       Income taxes payable                                                            (4,105)        4,263       (1,910)
                                                                                      --------      -------       -------

         Net cash provided by (used for) operating activities                          (3,734)       12,015        4,421
                                                                                      --------       ------       ------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                               (577)         (370)      (1,054)
                                                                                     ---------     ---------      -------

FINANCING ACTIVITIES:
   Proceeds from (repayments of) revolving credit facility, net                        10,850        (4,725)        (175)
   Repayments of senior notes payable                                                  (4,886)       (4,194)      (2,943)
   Proceeds from issuance of mortgage notes payable                                       784         1,094          174
   Repayments of mortgage notes payable                                                (1,011)       (1,615)      (3,286)
                                                                                     ---------     ---------      -------
   Proceeds from stock issued under employee stock purchase plan                          103           106           94


       Net cash provided by (used for) financing activities                             5,840        (9,334)      (6,136)
                                                                                     ---------     ---------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,529         2,311       (2,769)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                    6,558         4,247        7,016
                                                                                     ---------     ---------      -------

   End of year                                                                       $  8,087      $  6,558      $ 4,247
                                                                                     ========      ========      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest, net of amounts capitalized                                $  2,685      $  2,714       $2,025
                                                                                     ========      ========       ======
   Cash paid for income taxes                                                        $  8,095      $   ----       $2,022
                                                                                     ========      ========       ======


            The accompanying notes are an integral part of these consolidated financial statements.

                   THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                             March 31, 2000 and 1999

1.       BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During fiscal year 2000 the Company substantially exited the Orlando and Ft. Myers, Florida, markets. The Company sold land, finished lots, residential housing under construction and various models with a carrying value of approximately $10,835,000 for $12,090,000. Certain of the sales were made to a former vice president of the Company. In management's opinion, such transactions were negotiated at terms equivalent to those used in transacting business with unrelated parties. Additionally, the Company sold land in certain other transactions for approximately $3,304,000.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2000 and 1999, approximately $899,000 and $900,000, respectively, of cash and cash equivalents was restricted for customer earnest money deposits.

LAND, DEVELOPMENT COSTS AND FINISHED LOTS

Direct costs related to land development, including land acquisition costs, improvement and construction costs for clearing and grading, roads and utility systems, architectural, surveying, engineering and legal fees, and real estate taxes, are capitalized as costs of land. The Company also capitalizes interest incurred in connection with land held for development up to the point it is deemed fully realizable upon sale. Interest of approximately $2,400,000, $2,400,000 and $2,942,000 was capitalized in fiscal years 2000, 1999 and 1998, respectively. Aggregate development costs are allocated to finished lots and charged to cost of sales upon a formal closing and conveyance of title to the buyer.

RESIDENTIAL HOUSING COMPLETED AND UNDER CONSTRUCTION

Residential housing completed and under construction represents the direct costs of construction of single-family and multifamily home projects, excluding land costs. Residential housing is valued at the lower of cost or estimated fair value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions and major renewals are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is provided using accelerated methods, principally over three to five years for model home furnishings and five to seven years for furniture and equipment. Accumulated depreciation totaled $807,000 and $878,000 as of March 31, 2000 and 1999, respectively.

OTHER ASSETS

Other assets consists primarily of the excess of the purchase price paid for business acquisitions over the net assets acquired, deferred financing costs and deposits for the option to acquire land. The excess of the purchase price paid for business acquisitions over the net assets acquired is being amortized over 20 years, with accumulated amortization of $294,000 and $220,000 as of March 31, 2000 and 1999, respectively. Deferred financing costs are amortized over the lives of the respective financing agreements, with accumulated amortization of $201,000 and $163,000 as of March 31, 2000 and 1999, respectively. Deposits for the option to acquire land are capitalized as land, development costs and finished lots at the time of exercise or are charged to expense upon expiration.

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

ADVERTISING

The Company's advertising expense amounted to $2,038,000, $1,848,000 and $2,316,000 in fiscal years 2000, 1999 and 1998, respectively.

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


                                                            2000          1999          1998
                                                        ------------   ------------   ---------

Net income (loss)                                       $      5,459   $      5,177   $    (598)
                                                        ============   ============   =========

Weighted average number of common shares outstanding:

    Basic                                                      5,804          5,773       5,745

   Dilutive effect of stock options                             ----           ----        ----
                                                        ------------   ------------   ---------

Common and potential common shares outstanding:
    Diluted                                             $      5,804   $      5,773   $   5,745
                                                        ============   ============   =========
    Basic earnings (loss) per share                     $       0.94   $       0.90   $   (0.10)
                                                        ============   ============   =========
    Diluted earnings (loss) per share                   $       0.94   $       0.90   $   (0.10)
                                                        ============   ============   =========
    Antidilutive stock options                               705,378        838,102     535,102
                                                        ============   ============   =========


Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be measured at fair value and recognized as assets or liabilities in the balance sheet. Changes in the fair value of derivatives should be recognized in either net earnings or comprehensive income, depending on the designated purpose of the derivative. The Company is currently analyzing the adoption of SFAS No. 133 and determining the effect, if any, on the Company's financial position and results of operations.

2.       DEBT

REVOLVING CREDIT FACILITY

The Company has an unsecured revolving credit agreement (the Credit Facility) that provides borrowings of up to $35 million, of which $5 million may be used for letters of credit. Borrowings under the Credit Facility are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company. Borrowings under the Credit Facility bear interest at the federal funds rate plus 0.5 percent (9.5 percent as of March 31, 2000). As of March 31, 2000, borrowings outstanding under the Credit Facility's line of credit totaled $21,135,000, and $8,865,000 was available for borrowing under the calculation described above. The Credit Facility expires in March 2002.

During fiscal years 2000, 1999 and 1998, the maximum balance outstanding under current and former revolving credit facilities was $32,815,000, $21,835,000 and $20,860,000, and the average balance was $23,818,000, $18,151,000 and
$12,359,000, respectively. The weighted average interest rate during such years was 8.9 percent, 8.7 percent and 9.5 percent, respectively. The carrying amount of borrowings outstanding under the Credit Facility as of March 31, 2000 and 1999 approximates its fair value due to its current maturities and/or variable interest rates.

Subsequent to year-end, the Company increased the borrowings provided under the Credit Facility to $55 million. The Company utilized the increase in its facility to pay, in full, the obligations associated with Senior Notes (noted below), including $900,000 in early extinguishment penalties.

SENIOR NOTES PAYABLE

In December 1994, the Company issued $25 million of 12.1 percent senior notes payable, and in February 1996, the Company issued an additional $10 million of
9.4 percent senior notes payable (collectively, the Senior Notes). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. During fiscal year 2000, the Company paid an additional 0.5 percent of interest on each of the senior notes. Monthly payments of varying amounts are due on the Senior Notes through December 2003. As of March 31, 2000 and 1999, the fair value of the Senior Notes was approximately $24,713,000 and $28,914,000, respectively.

MORTGAGE NOTES PAYABLE

Mortgage notes payable are primarily for the acquisition and development of land, with fixed interest rates ranging from 8 percent to 9 percent and variable interest rates at prime plus 1.0 percent. These nonrecourse notes are collateralized by land, with a carrying cost of approximately $1,763,000 as of March 31, 2000, and mature at various dates through December 2001. The carrying amounts of mortgage notes payable approximate their fair value due to their current maturities and/or variable interest rates.

Scheduled annual maturities of the Senior Notes and mortgage notes payable as of March 31, 2000 are as follows (in thousands):


            Fiscal Year                                         Amount
            -----------                                       ----------
            2001                                               $  6,419
            2002                                                  5,948
            2003                                                  6,371
            2004                                                  4,331
            2005                                                   ----
                                                              ---------
                                                               $ 23,069
                                                              =========


The Credit Facility contains various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations. The Company was in compliance with all financial covenants as of March 31, 2000.

3.       INCOME TAXES

The following summarizes the income tax provision (benefit) for the years ended March 31 (in thousands):


                                                                               2000        1999        1998
                                                                             ---------    --------    --------
            Current:
               Federal                                                         $3,568      $3,575      $(606)
               State                                                              416         464          5
            Deferred                                                             (191)       (441)       186
                                                                               -------     -------     -----

            Provision (benefit) for income taxes                               $3,793      $3,598      $(415)
                                                                               ------      ------      ------


The components of deferred income taxes consist of the following as of March 31 (in thousands):


                                                                                       2000         1999
                                                                                     ---------    ---------

            Inventory                                                                $    891     $    904
            Warranty reserves                                                             577          396
            Other                                                                         281          134

            Other accrued liabilities                                                      47          171
                                                                                     --------     --------
            Deferred income tax asset                                                $  1,796     $  1,605
                                                                                     ========     ========


A reconciliation of the Company's statutory federal income tax rate to the effective tax rate is as follows for the years ended March 31:


                                                                               2000        1999         1998
                                                                             ---------    --------    ---------

            Statutory federal rate                                             34.0%        34.0%       34.0%
            State income taxes, net of federal benefit                          6.0          6.0         6.0
            Other                                                               1.0          1.0         1.0
                                                                                ---          ---         ---
            Effective tax rate                                                 41.0%        41.0%       41.0%
                                                                               =====        =====       =====


4.       EMPLOYEE STOCK PLANS

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

The following table summarizes activity in the stock option plans:


                                                                                                    Weighted
                                                                         Number of shares            average
                                                                      ------------------------      exercise
                                                                       The Plan        DSOP           price
                                                                      -----------    ---------     ----------

            Balance, March 31, 1997                                     575,636        4,000         $6.26

               Canceled                                                 (40,534)        ----          6.37
                                                                      ---------    ---------       -------

            Balance, March 31, 1998                                     535,102        4,000          5.55
               Granted                                                  303,000        2,000          4.56
                                                                      ---------     ---------      -------

            Balance, March 31, 1999                                     838,102        6,000          5.31
               Granted                                                  100,675        2,000          6.05

               Canceled                                                (233,399)         ----          4.67
                                                                      ---------     ---------      -------

            Balance, March 31, 2000                                     705,378        8,000         $5.74
                                                                      =========     =========      =======

            Options exercisable as of March 31, 2000                    548,972        6,000         $5.84
                                                                      =========     =========      =======

            Shares available for future grants                          294,622       88,000
                                                                      =========     =========


Shares outstanding under the stock option plans as of March 31, 2000 have exercise prices ranging from $4.50 to $8.53 and a weighted average remaining contractual life of 6.3 years.

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue to account for its stock option plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation costs have been recognized. Because the measurement provisions of SFAS No. 123 have not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years. Had compensation costs for these plans been recorded at fair value consistent with the provisions of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been as follows:


                                                                    2000             1999           1998
                                                                 ----------      -----------     ----------
       Net income (loss) (in thousands):
          As reported                                              $5,459          $ 5,177         $ (598)
          Pro forma                                                 5,238            4,959           (713)

       Basic and diluted earnings (loss) per share:
          As reported                                              $ 0.94          $  0.90         $(0.10)
          Pro forma                                                  0.90             0.86          (0.12)


The weighted average fair value of stock options granted in fiscal year 2000 was $0.05.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted in the fiscal years:


                                                             2000                  1999                  1998
                                                      -------------------    ------------------    ----------------

Risk-free interest rate                                  5.84%-6.38%            4.33%-6.74%           5.97%-6.11%
Expected life                                             1-4 years             5-10 years            5-10 years
Expected volatility                                          43%                    42%                 34%-36%
Expected dividend yield                                      None                   None                  None


EMPLOYEE STOCK PURCHASE PLAN

The Company sponsors an employee stock purchase plan (the Purchase Plan). A total of 250,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at 85 percent of the lower fair market value of the common stock at certain dates. During the years ended March 31, 2000, 1999 and 1998, employee contributions of approximately $103,000, $106,000 and $94,000, respectively, were used to purchase common stock under the terms of the Purchase Plan.

5.       RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) profit-sharing plan which covers all employees over the age of 20 1/2 years who elect to participate. The Company may, at its discretion, make contributions to the 401(k) plan. All plan contributions vest in equal installments over a five-year period. The Company contributed $197,000, $191,000 and $80,000 to the 401(k) plan in fiscal years 2000, 1999 and 1998, respectively.

6.       COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT AND BONDS

Letters of credit are issued by banks, and bonds are issued by insurance companies on behalf of the Company during the ordinary course of business, as required by certain development agreements with municipalities. As of March 31, 2000, the Company had outstanding letters of credit totaling $2,846,000 and outstanding bonds totaling $3,863,000.

LITIGATION

The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are not expected to be material to the Company's financial position, results of operation or cash flows.

LEASES

The Company is obligated under various noncancelable operating leases for office facilities and certain equipment. Rental expense under these agreements, excluding leaseback of model homes, was approximately $817,000, $728,000 and $714,000 in fiscal years 2000, 1999 and 1998, respectively.

Future minimum lease payments required under noncancelable operating lease agreements are as follows (in thousands):


            FISCAL YEAR                                          Amount
                                                               -----------

            2001                                               $    505
            2002                                                    391
            2003                                                    358
            2004                                                    274
            2005                                                    147
            Thereafter                                              132
                                                               --------
                                                               $  1,807
                                                               ========

During fiscal year 1999, the Company entered into three agreements for the sale and leaseback of 21 of its model homes in Minnesota and New Jersey for approximately $3,602,000, which resulted in the recognition of an approximately $518,000 gain in fiscal year 1999. The lease term on the individual model homes is month-to-month, and rental expense for fiscal years 2000 and 1999 was approximately $453,000 and $335,000 respectively.

7.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of quarterly results of operations for fiscal years 2000 and 1999 (in thousands, except per share data):


                                                                                                       Basic and
                                                                                                        diluted
                                                                          Gross          Net          earnings per
                                                         Net sales        profit        income            share
                                                       ------------    ------------   ----------    -----------------

Fiscal year 2000:
   First quarter                                          $ 49,587       $ 7,143        $  316           $0.05
   Second quarter                                           62,813         9,213         1,148            0.20
   Third quarter                                            60,777         8,648         1,078            0.19

   Fourth quarter                                           87,657        13,342         2,917            0.50
                                                       -----------     ---------      --------           -----
                                                          $260,834       $38,346        $5,459           $0.94
                                                       ===========     =========      ========           =====

Fiscal year 1999:
   First quarter                                          $ 51,355       $ 6,870        $  347           $0.06
   Second quarter                                           63,782         9,700         1,318            0.23
   Third quarter                                            58,786         8,729         1,023            0.18

   Fourth quarter                                           78,752        12,302         2,489            0.43
                                                       ------------    ------------   ----------    ----------
                                                          $252,675       $37,601        $5,177           $0.90
                                                       ============    ============   ==========    ==========


         The three months ended March 31, 2000, and December 31, 1999, include pre-tax land sales of $11,089,000, and $4,305,000, respectively.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for Annual Meeting of Shareholders to be held September 7, 2000 (the "2000 Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.


                  David H. Rotter.....................   53    President, Secretary and Director
                  Bernard J. Rotter...................   57    Vice President, Treasurer and Director
                  Todd M. Stutz.......................   42    Executive Vice President and Director
                  Lawrence B. Shapiro.................   44    Chief Financial Officer and Director


         The officers of the Company are elected annually and serve at the discretion of the Board of Directors. Lawrence B. Shapiro and Todd M. Stutz are employed pursuant to written employment agreements.

BACKGROUND OF EXECUTIVE OFFICERS

         DAVID H. ROTTER is a founder of the Company and has been a member of its Board of Directors since its inception. He served as the Company's Vice President from 1973 through March, 1990, and has served as President from April, 1990, to the present. He has also served as the Company's Secretary since its inception. He is the brother of Bernard J. Rotter.

         BERNARD J ROTTER has served as a Director, Vice President and Treasurer of the Company since July 1984. He is the brother of David H. Rotter.

         TODD M. STUTZ was elected a Director of the Company in August, 1992, and has served as Executive Vice President since June, 1991. He joined the Company in April, 1989, and served as its Land Development Manager until June, 1991. Between April, 1980, and March, 1989, he was employed by the Housing and Redevelopment Authority of the City of Columbia Heights, Minnesota, as Executive Director.

         LAWRENCE B. SHAPIRO was elected Chief Financial Officer and a Director of the Company in August, 1992. Prior to that time, he served as the Company's Controller.

ITEM 11.   EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 2000 Proxy Statement.

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

         (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 2000, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

         (c)      EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1               The Company's Restated Articles of Incorporation.(1)
3.2               The Company's Bylaws.(1)
10.1              The Rottlund Company, Inc. 1992 Stock Option Plan.(1)
10.2              The Rottlund Company, Inc. 1992 Director Stock Option Plan.(1)
10.3              The Rottlund Company, Inc. Employee Stock Purchase Plan.(1)
10.4              Form of Shareholders Agreement.(1)
10.5              Second Amended and Restated Credit Agreement with BankBoston, N.A., dated November 30,
                  1999.
10.6              First Modification of Second Amended and Restated Credit Agreement with Fleet National Bank and Bank United, dated April 21, 2000.
10.7              Employment Agreement with Todd M. Stutz, dated February 1, 1999.(2)
10.8              Change in Control Agreement of Todd M. Stutz, dated February 1, 1999.(2)
10.9              Employment Agreement with Lawrence B. Shapiro, dated February 1, 1999.(2)
10.10             Change in Control Agreement of Lawrence B. Shapiro, dated February 1, 1999.(2)
11                Computation of Per Share Earnings.
21                Subsidiaries of the Company.
23                Consent of Arthur Andersen LLP.
27.1              Financial Data Schedule.


------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-51726 (the "Form S-1").
(2) Incorporated by reference to the Company's filing on Form 10-K for the year ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE ROTTLUND COMPANY. INC.
Dated:  June 29, 2000
                           By              /s/ David H. Rotter
                             -----------------------------------------------
                                              David H. Rotter
                             PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                      TITLE                               DATE
                 ---------                                      -----                               ----

            /s/ David H. Rotter               President, Chief Executive Officer                June 29, 2000
-------------------------------------------   and Director
              David H. Rotter

           /s/ Bernard J. Rotter              Vice President, Treasurer and Chairman            June 29, 2000
-------------------------------------------   of the Board
             Bernard J. Rotter

          /s/ Lawrence B. Shapiro             Chief Financial Officer and Director              June 29, 2000
-------------------------------------------   (Principal Financial and Accounting
            Lawrence B. Shapiro               Officer)

             /s/ Todd M. Stutz                Executive Vice President and Director             June 29, 2000
-------------------------------------------
               Todd M. Stutz


-------------------------------------------   Director
                Dennis Doyle


-------------------------------------------   Director
               Scott D. Rued
