Form 10-Q
period 2000-06-30
ROTTLUND CO INC
filed 2000-08-14
CIK 891329

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                To

Commission file number 0-20614

THE ROTTLUND COMPANY, INC.
(Exact name of registrants as specified in its charter)

MINNESOTA	41-1228259
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
3065 Centre Pointe Drive, Roseville, MN	55113
(Address of principal executive offices)	(Zip Code)

(651) 638-0500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at August 4, 2000 was 5,815,572 shares.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

Item 1.  Financial Statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—Unaudited

As of

	June 30, 2000	March 31, 2000
ASSETS
Cash and cash equivalents	$1,307,730	$8,086,761
Escrow and other receivables	2,643,427	2,546,721
Land, development costs and finished lots	45,623,714	47,223,857
Residential housing completed and under construction	40,574,784	30,230,694
Property and equipment, net	814,993	867,459
Deferred financing costs and other assets	12,117,447	9,810,330

	$103,082,095	$98,765,823

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Revolving credit facility	$47,460,000	$21,135,000
Senior notes payable	0	21,845,474
Mortgage notes payable	965,000	1,224,200
Accounts payable	11,706,513	10,784,634
Accrued liabilities	5,410,291	6,458,688
Income taxes payable	127,210	158,008

Total liabilities	65,669,014	61,606,004

Shareholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; issued and outstanding 5,815,572 and 5,804,444 respectively	151,157	146,444
Paid-in capital	11,946,115	11,950,828
Retained earnings	25,315,808	25,062,547

Total shareholders' equity	37,413,081	37,159,820

	$103,082,095	$98,765,823

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations—Unaudited

	For the Three Months Ended June 30,
	2000	1999
Net sales	$49,605,068	$49,586,875
Cost of sales	42,092,645	42,444,005

	7,512,422	7,142,870
Selling, general and administrative expense	5,720,201	6,227,817

Operating income	1,792,221	915,053
Other (income) expense:
Interest expense	506,219	487,886
Other income	(156,343)	(108,589)

Income before provision for income taxes and extraordinary charge	1,442,346	535,757
Extraordinary loss, net of tax	612,085	0

Provision for income taxes	577,000	220,000

Net income	$253,261	$315,757

Diluted earnings per share	$0.04	$0.05

Weighted average shares outstanding	5,815,572	5,804,444

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Unaudited

	For the Three Months Ended June 30,
	2000	1999
OPERATING ACTIVITIES:
Net income before extraordinary charge	$865,346	$315,757
Extraordinary charge	(612,085)	0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,423	167,151
Changes in operating items:
Escrow and other receivables	(96,706)	202,977
Land, development costs and finished lots	1,600,144	(3,496,250)
Residential housing completed and under construction	(10,344,089)	(6,192,321)
Deferred financing costs and other assets	(2,307,117)	(62,038)
Accounts payable	921,879	(1,610,677)
Accrued liabilities	(1,048,397)	(1,265,981)
Income taxes payable	(30,798)	(3,834,200)

Net cash (used for) operating activities	(10,924,400)	(15,775,580)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(74,957)	(54,058)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	0	24,000
Repayments of mortgage notes payable	(259,200)	(319,590)
Proceeds from revolving credit facility, net	26,325,000	12,350,000
Repayment of Senior Notes Payable	(21,845,474)	(1,182,898)

Net cash provided by financing activities	4,220,326	10,871,512

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,779,031)	(4,958,127)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,086,761	6,557,573

End of period	$1,307,730	$1,599,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$506,219	$487,886

Cash paid for income taxes	193,498	4,054,200

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  General

    The consolifated financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report for the year ended March 31, 2000 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

    The Company has experienced, and expects to continue to experience significant variability in quarterly net sales and net income. Operating results for the three month period ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

Note 2.  Revolving Credit Facility to Bank

    As of June 30, 2000, the Company had a line-of-credit arrangement with a bank totaling $55,000,000, with interest at the bank's prime rate plus .25% (as of June 30, 2000 that rate was 9.75%). Borrowings outstanding at June 30, 2000 were $47,460,000 under this arrangement. In addition, there were $1,967,000 letters of credit outstanding under this arrangement at June 30, 2000. As of June 30, 2000 the Company was in compliance with debt covenants under this revolving facility.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The following table sets forth certain information regarding the Company's operations for the periods indicated.

	Percentage of Net Sales
	For The Three Months Ended June 30
	2000	1999
Net sales	100.0%	100.0%
Cost of sales	84.9	85.6

Gross profit	15.1	14.4
Selling, general and administrative expense	11.5	12.6

Operating income	3.6	1.8
Other (income) expense:
Interest expense	1.0	1.0
Other income	(.3)	(.2)

Income before provision for income taxes and extraordinary charge	2.9	1.0
Extraordinary loss, net of tax	1.2	0.0

Provision for income taxes	1.2	.4

Net income	.5%	.6%

Number of homes closed	297	302

Backlog

    The following table sets forth the Company's backlog as of the dates indicated:

June 30,	Number of Homes	Sales Value
2000	616	$123,318,000
1999	698	$118,692,000

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

    Revenues for the three months ended June 30, 2000, were nearly the same at $49.6 million for the comparable period of 1999. The number of homes closed by the Company decreased by 1.7% to 297 units for the three months ended June 30, 2000, from 302 units during the same period in 1999. The average selling price of a home increased 1.7% to $167,000, during the three months ended June 30,

2000 from $164,200 for the comparable period in 1999. This increase was due to an overall increase in prices for homes sold by the Company.

    Gross profit increased by 5.6%, to $7.5 million for the three months ended June 30, 2000, from $7.1 million for the comparable period of 1999. Gross profit as a percentage of net sales increased to 15.1% from 14.4% primarily due to higher margin homes closing during the current quarter compared to those closing in the comparable period of 1999.

    Selling, general and administrative expenses decreased by 8.1% to $5.7 million in the three months ended June 30, 2000, from $6.2 million for the comparable period of 1999. This decrease is due to substantially exiting from the Ft Myers and Orlando markets. As a percentage of net sales, selling, general and administrative expense decreased to 11.5% for the three month period ended June 30, 2000, from 12.6% for the same period in 1999.

    Interest expense increased to $506,000 for the three months ended June 30, 2000, from $488,000 for the comparable period in 1999. The increase in interest expense is primarily due to the Company's higher borrowing needs for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

    The Company's effective tax rate for the period ending June 30, 2000 was approximately 40%, compared to 41% for the same period ending June 30, 1999 which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

Liquidity and Capital Resources

    At June 30, 2000, the Company had available cash and cash equivalents of approximately $1,308,000.

    The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. In December 1994, the Company issued $25 million of 12.11% Senior Notes payable and in February 1996, the Company issued an additional $10 million of 9.42% Senior Notes payable (collectively referred to as the "Senior Notes"). Proceeds were used to retire certain mortgage notes payable and for working capital purposes. The Senior Notes were paid, in full, on April 21, 2000, including $900,000 in early extinguishment payments.

    The Company has an unsecured revolving credit agreement that provides borrowings of up to $55 million, of which $5 million may be used for letters of credit. Borrowings under this agreement are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company. As of June 30, 2000, borrowings under this facility's line of credit totaled $47.5 million, and $5.5 million was available for borrowing under the calculation described above. The Company believes that amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service.

    As of June 30, 2000 the Company is in compliance with covenants under its revolving credit facility.

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

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.  Not applicable.

  (b)
  Reports on Form 8-K.

    The registrant filed no reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROTTLUND COMPANY, INC.
Date: August 8, 2000	By:	David H. Rotter President and Chief Executive Officer
Date: August 8, 2000	By:	Lawrence B. Shapiro Vice President of Finance Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES INDEX
Part I. Financial Information
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II—Other Information
  Items 1 through 5.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES