Form 10-Q
period 2000-09-30
ROTTLUND CO INC
filed 2000-11-02
CIK 891329

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                To

Commission file number 0-20614

THE ROTTLUND COMPANY, INC.
(Exact name of registrants as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1228259 (I.R.S. Employer Identification No.)
3065 Centre Pointe Drive, Roseville, MN (Address of principal executive offices)	55113 (Zip Code)

(651) 638-0500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at October 27, 2000, was 5,851,572 shares.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—Unaudited

	As of
	September 30, 2000	March 31, 2000
ASSETS
Cash and cash equivalents	$5,403,690	$8,086,761
Escrow and other receivables	1,751,633	2,446,961
Land, development costs and finished lots	45,927,523	47,223,857
Residential housing completed and under construction	33,180,431	30,230,694
Property and equipment, net	773,418	867,459
Deferred income taxes	1,796,055	1,796,055
Deferred financing costs and other assets	9,422,903	8,114,036

	$98,255,653	$98,765,823

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Revolving credit facility	$35,125,000	$21,135,000
Senior notes payable	—	21,845,474
Notes payable	576,200	1,224,200
Accounts payable	12,043,647	10,784,634
Accrued liabilities	7,908,205	6,458,688
Income taxes payable	2,152,210	158,008

Total liabilities	57,805,262	61,606,004

Shareholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; issued and outstanding 5,851,572 and 5,804,444 respectively	585,157	580,444
Paid-in capital	11,512,115	11,516,828
Retained earnings	28,353,119	25,062,547

Total shareholders' equity	40,450,391	37,159,819

	$98,255,653	$98,765,823

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations—Unaudited

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2000	1999	2000	1999
Net sales—home sales	$72,355,459	$61,304,407	$121,960,527	$110,891,283
Net sales—land/lot sales	3,410,307	1,508,160	3,410,307	1,508,160

	75,765,766	62,812,567	125,370,834	112,399,443
Cost of sales—home sales	59,850,030	52,091,431	101,942,676	94,535,436
Cost of sales—land/lot sales	3,243,726	1,508,160	3,243,726	1,508,160

	63,093,756	53,599,591	105,186,402	96,043,596
Gross profit—home sales	12,505,429	9,212,976	20,017,851	16,355,847
Gross profit—land/lot sales	166,581	—	166,581	—

	12,672,010	9,212,976	20,184,432	16,355,847
Selling, general and Administrative expense	7,322,857	6,893,267	13,043,057	13,121,084

Operating income	5,349,153	2,319,709	7,141,375	3,234,763
Other (income) expense:
Interest expense	385,280	681,349	891,499	1,169,235
Other income	(98,438)	(307,945)	(254,780)	(416,534)

Income before income taxes & extraordinary charge	5,062,311	1,946,305	6,504,656	2,482,062

Provision for income taxes	2,025,000	798,000	2,601,999	1,018,000
Net income before extraordinary charge	3,037,311	1,946,305	3,902,657	1,464,062

Extraordinary charge, net of tax	—	—	612,085	—

Net income	$3,037,311	$1,148,305	$3,290,572	$1,464,062

Net income per share before extraordinary charge	$0.52	$0.20	$0.67	$.25
Net loss per share—extraordinary charge	—	—	(0.11)	—

Net income per share	$0.52	$0.20	$0.56	$0.25

Weighted average shares outstanding	5,851,572	5,804,444	5,851,572	5,804,444

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Unaudited

	For the Six Months Ended September 30,
	2000	1999
OPERATING ACTIVITIES:
Net income	$3,290,572	$1,464,062
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	192,500	339,050
Changes in operating items:
Escrow and other receivables	614,221	7,418
Land, development costs and finished lots	1,296,334	(6,110,575)
Residential housing completed and under construction	(2,949,736)	(8,837,149)
Other assets	(1,227,761)	774,050
Accounts payable	1,259,012	3,543,496
Accrued liabilities	1,449,518	(83,935)
Income taxes payable	1,994,202	(3,442,700)

Net cash provided by (used for) operating activities	5,918,862	(12,346,283)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(98,459)	(286,430)

FINANCING ACTIVITIES:
Repayments of notes payable, net	(648,000)	(448,240)
Proceeds from revolving credit facility, net	13,990,000	13,675,000
Repayment of senior notes payable	(21,845,474)	(2,391,000)

Net cash provided by (used for) financing activities	(8,503,474)	10,835,760

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,683,071)	(1,796,953)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,086,761	6,557,573

End of period	$5,403,690	$4,760,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of 1,228,962 and 1,200,000 capitalized, respectively	$891,498	$1,169,235

Cash paid for income taxes	$198,798	$4,460,700

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

    The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and six months ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

Note 2. Note Payable to Bank

    As of September 30, 2000, the Company had a line-of-credit arrangement with a bank totaling $50,000,000, with interest at the bank's prime rate plus .25% (9.75% at September 30, 2000). Borrowings outstanding at September 30, 2000 were $35,125,000 under this arrangement. In addition, letters of credit totaling approximately $1,777,000 were outstanding under this arrangement at September 30, 2000.

Note 3. Sale/leaseback of Model Homes

    On July 14, 2000 the Company sold 38 model homes with a sales value of $7.9 million and leased them back under a month to month lease. Lease payments are calculated at the prime rate plus 225 to 275 basis points based on the sales value of homes remaining at the start of each month. This transaction resulted in a gain of approximately $1.5 million that is being deferred over eighteen months, the estimated lease period. Revenues of $6.4 million were recognized which were equal to costs of the homes sold. As the gain is recognized, it will be treated as additional revenue and gross profit with no associated costs thereby increasing the gross profit percentage over the deferral period. $85,000 of the gain related to this transaction was recognized in the quarter ended September 30, 2000.

Note 4. New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on April 1, 2001. The Company believes the effect of adopting SFAS No. 133, as amended, will have no significant effect on the Company's financial position or results of operations.

    As of September 30, 2000, Rottlund had one interest rate swap agreement with notional amounts totaling approximately $15 million. Rottlund believes that its exposure to credit risk due to nonperformance by the counter-party to the hedging contract is insignificant. Rottlund entered into the swap agreement effectively converting $15 million of the revolving credit facility with a variable rate based on prime to a fixed rate of 9.96%. The swap expires on July 7, 2002.

Note 5. Reclassifications

    Certain 1999 amounts in the financial statements have been reclassified to conform to the 2000 presentation. These reclassifications did not have an effect on the Company's shareholder's equity or net income.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The following table sets forth certain information regarding the Company's operations for the periods indicated.

	Percentage of Net Sales
	For The Three Months Ended September 30		For The Six Months Ended September 30
	2000	1999	2000	1999
Net sales—home sales	95.5%	97.6%	97.3%	98.7%
Net sales—lot/land sales	4.5	2.4	2.7	1.3

	100.0	100.0	100.0	100.0
Cost of sales—home sales	79.0	82.9	81.3	84.1
Cost of sales—lot/land sales	4.3	2.4	2.6	1.3

	83.3	85.3	83.9	85.3
Gross profit—home sales	16.5	14.7	16.0	14.6
Gross profit—lot/land sales	0.2	—	0.1	—

	16.7	14.7	16.1	14.6
Selling, general and Administrative expense	9.7	11.0	10.4	11.7

Operating income	7.0	3.7	5.7	2.9
Other (income) expense:
Interest	.5	1.1	0.7	1.1
Other	(.1)	(.5)	(.2)	(.4)

Income before income taxes & extraordinary charge	6.6	3.1	5.2	2.2
Provision for income taxes	2.6	1.3	2.1	.9

Net income before extraordinary charge	4.0	1.8	3.1	1.3
Extraordinary charge, net of tax	—	—	.5	—

Net income	4.0%	1.8%	2.6%	1.3%

Number of homes closed	392	376	689	678

Backlog

    The following table sets forth the Company's backlog as of the dates indicated:

September 30,	Number of Homes	Sales Value
2000	580	$120,184,000
1999	712	$125,026,000

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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

    Net sales for the three months ended September 30, 2000, increased by 20.7%, to $75.8 million, from $62.8 million for the comparable period of 1999. Included in the current quarter was revenue from land sales of $3.4 million versus $1.5 million in the prior year ended. Also included in the current quarter were nonrecurring sales of model homes of approximately $6.4 million. The number of homes closed by the Company increased by 4.3% to 392 homes for the three months ended September 30, 2000, from 376 homes during the same period in 1999. The average selling price of a home increased 13.3% to $184,600, during the three months ended September 30, 2000 from $163,000 for the comparable period in 1999. This increase was due to an overall increase in prices for homes sold by the Company.

    Gross profit increased by 38.0%, to $12.7 million for the three months ended September 30, 2000, from $9.2 million for the comparable period of 1999. Gross profit as a percentage of net sales increased to 16.7% from 14.7% primarily as a result of the higher revenues in the current quarter versus the prior period. During the quarter, the Company sold and leased back model homes which resulted in a gain of approximately $1.5 million. This gain is being deferred over eighteen months with sixteen months of recognition remaining at the end of the quarter. Revenues of $6.4 million were recognized which were equal to costs of the homes sold. As the gain is recognized it will be treated as additional revenue and gross profit with no associated costs.

    Selling, general and administrative expenses increased by 5.8% to $7.3 million in the three months ended September 30, 2000, from $6.9 million for the comparable period of 1999. The increase is primarily due to higher variable selling, general and administrative expenses due to higher revenues in the current quarter versus the prior period. As a percentage of net sales, selling, general and administrative expense decreased to 9.7% for the three month period ended September 30, 2000, from 11.0% for the same period in 1999.

    Interest expense decreased to $385,000 for the three months ended September 30, 2000, from $681,000 for the comparable period in 1999. The decrease in interest expense is primarily due to the Company's lower borrowing needs for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The Company capitalized $630,000 of interest costs for the three months ended September 30, 2000 and $600,000 for the comparable period of 1999 for land development, and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

    The Company's effective tax rate for the period ending September 30, 2000 was approximately 40% compared to 41% for the same period ending September 30, 1999 which reflects the federal statutory rate plus state taxes, net federal income tax benefit.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

    Net sales for the six month period ended September 30, 2000, increased by 11.6%, to $125.4 million, from $112.4 million for the comparable period of 1999. Included in the current period was revenue from land sales of $3.4 million versus $1.5 million for the prior year. Also included in the current six months were nonrecurring sales of model homes of approximately $6.4 million. The number of homes closed by the Company increased by 1.6%, to 689 homes for the six months ended September 30, 2000, from 678 homes during the same period in 1999. The average selling price of a home increased 8.2% to $177,000, in 2000 from $163,600 for the same period in 1999. This increase was due to an overall increase in prices for homes sold by the Company.

    Gross profit increased by 23.2%, to $20.2 million for the six month period ended September 30, 2000, from $16.4 million for the comparable period of 1999. Gross profit as a percentage of revenue increased to 16.1% from 14.6%, primarily as a result of higher selling prices during the current year due to strong market conditions. During the current period, the Company sold and leased back model homes which resulted in a gain of approximately $1.5 million. This gain is being deferred over eighteen months with sixteen months of recognition remaining at the end of the quarter. Revenues of $6.4 million were recognized which were equal to costs of the homes sold. As the gain is recognized it will be treated as additional revenue and gross profit with no associated costs.

    Selling, general and administrative expenses decreased by 0.8%, to $13.0 million in the six month period ended September 30, 2000, from $13.1 million for the comparable period of 1999. The decrease is a result of the exit from the Orlando, Ft. Myers and Indianapolis markets combined with higher revenues generated during the sixth month period ended September 30, 2000 as compared to the same period of 1999. As a percentage of net sales, selling, general and administrative expenses increased to 10.4% for the six months ended September 30, 2000, from 11.7% for the same period in 1999.

    Interest expense decreased to $891,000 for the six months ended September 30, 2000, from $1,169,000 for the same period in 1999. The decrease in interest expense is primarily due to the Company's lower borrowing needs for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. The Company capitalized $1,229,000 of interest costs for the six months ended September 30, 2000 and $1,200,000 for the comparable period of 1999 for land development, and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

    The Company's effective tax rate for the period ending September 30, 2000 was approximately 40%, compared to 41% for the same period ending September 30, 1999 which reflects the federal statutory rate plus taxes, net of federal income tax benefit.

Liquidity and Capital Resources

    At September 30, 2000, the Company had available cash and cash equivalents of approximately $5,403,690.

    The Company's financing needs depend primarily upon sales volume, asset turnover, and land acquisition and inventory balances. The Company repaid it's Senior Notes on April 21, 2000 in full, resulting in a $1.02 million pretax extraordinary charge on early extinguishment.

    The Company has an unsecured revolving credit arrangement that provides borrowings of up to $50 million, of which $5 million may be used for letters of credit. Borrowings under this agreement are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company. As of September 30, 2000, borrowings under the facility's line of credit totaled $35.125 million, and $13 million was available for borrowings under the calculations described above. On July 7, 2000 the Company entered into an interest rate swap on $15 million of the above credit arrangement which fixes the interest rate at 9.96% for a period of two years. The impact of this transaction on the income statement is immaterial. The Company believes those amounts available under its existing borrowing arrangements (assuming extensions and renewals of debt in the ordinary course of business) and amounts generated from operations will provide funds adequate for its home building activities and debt service.

    As of September 30, 2000 the Company is in compliance with covenants under its revolving credit facility.

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
The Company held its annual meeting of shareholders on September 7, 2000. Each of the directors of the Company, Messrs. Bernard J. Rotter, David H. Rotter, Todd M. Stutz,Lawrence B. Shapiro, Dennis J. Doyle and Scott D. Rued were elected by a majority of the votes cast for a one-year term. In addition, by a majority of the votes cast, the shareholders ratified Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending March 31, 2001.
Item 5.	Not applicable.
Item 6.	Exhibits and Reports on Form 8-K.
      (a)
      Exhibits. Not applicable.

      (b)
      Reports on Form 8-K.

        The registrant filed no reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROTTLUND COMPANY, INC.
Date: October 31, 2000	By:	/s/ DAVID H. ROTTER David H. Rotter President and Chief Executive Officer
Date: October 31, 2000	By:	/s/ LAWRENCE B. SHAPIRO Lawrence B. Shapiro Vice President of Finance Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
Part I. Financial Information
  Item 1. Financial Statements
THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II—Other Information
SIGNATURES