Form 10-Q
period 2000-12-31
ROTTLUND CO INC
filed 2001-02-05
CIK 891329

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-20614

THE ROTTLUND COMPANY, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State of other jurisdiction of incorporation or organization)	41-1228259 (IRS Employer Identification No.)
3065 Centre Pointe Drive, Roseville, MN (Address of principal executive offices)	55113 (zip code)

(651) 638-0500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's common stock, par value $.10 per share, at January 26, 2001, was 5,851,572 shares.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—Unaudited

As of

	December 31, 2000	March 31, 2000
ASSETS
Cash and cash equivalents	$558,258	$8,086,761
Escrow and other receivables	1,688,481	2,446,961
Land, development costs and finished lots	48,280,428	47,223,857
Residential housing completed and under construction	30,110,675	30,230,694
Property and equipment, net	751,426	867,459
Deferred income taxes	1,796,055	1,796,055
Deferred financing costs and other assets	8,563,897	8,114,036

	$91,749,220	$98,765,823

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Revolving credit facility	$30,225,000	$21,135,000
Senior notes payable	—	21,845,474
Notes payable	130,000	1,224,200
Accounts payable	9,629,712	10,784,634
Accrued liabilities	8,491,113	6,458,688
Income taxes payable	654,190	158,008

Total liabilities	49,130,015	61,606,004

Shareholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; issued and outstanding 5,851,572 and 5,804,444 respectively	585,157	580,444
Paid-in capital	11,512,115	11,516,828
Retained earnings	30,521,933	25,062,547

Total shareholders' equity	42,619,205	37,159,819

	$91,749,220	$98,765,823

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations—Unaudited

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2000	1999	2000	1999
Net sales—home sales	$59,641,816	$55,711,366	$181,602,342	$166,602,649
Net sales—land/lot sales	4,657,559	775,467	8,067,866	2,283,627

	64,299,375	56,486,833	189,670,208	168,886,276
Cost of sales—home sales	48,559,368	47,798,527	150,502,044	142,333,963
Cost of sales—land/lot sales	4,657,559	40,822	7,901,284	1,548,982

	53,216,927	47,839,349	158,403,328	143,882,945
Gross profit—home sales	11,082,448	7,912,839	31,100,298	24,268,686
Gross profit—land/lot sales	—	734,645	166,582	734,645

	11,082,448	8,647,484	31,266,880	25,003,331
Selling, general and Administrative expense	7,400,780	6,199,092	20,443,837	19,320,176

Operating income	3,681,668	2,448,392	10,823,043	5,683,155
Other (income) expense:
Interest expense	154,982	718,179	1,046,480	1,887,414
Other income	(89,128)	(95,060)	(343,908)	(511,594)

Income before income taxes & extraordinary charge	3,615,814	1,825,273	10,120,471	4,307,335

Provision for income taxes	1,447,000	748,000	4,049,000	1,766,000
Net income before Extraordinary charge	2,168,814	1,077,273	6,071,471	2,541,335

Extraordinary charge, net of income taxes	—	—	612,085	—
Net income	$2,168,814	$1,077,273	$5,459,386	$2,541,335

Net income per share before Extraordinary charge	$0.37	$0.19	$1.04	$.44
Net loss per share—Extraordinary charge	—	—	(0.11)	—

Net income per basic and Diluted share	$0.37	$0.19	$0.93	$0.44
Weighted average shares outstanding	5,851,572	5,804,444	5,851,572	5,804,444

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Unaudited

	For the Nine Months Ended December 31,
	2000	1999
OPERATING ACTIVITIES:
Net income	$5,459,386	$2,541,335
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	309,059	309,895
Changes in operating items:
Escrow and other receivables	758,480	54,432
Land, development costs and finished lots	(1,056,571)	(9,820,989)
Residential housing completed and under construction	120,019	(14,537,014)
Other	(449,861)	676,713
Accounts payable	(1,154,922)	2,359,894
Accrued liabilities	2,032,425	344,947
Income taxes payable	496,182	(2,724,655)

Net cash provided by (used for) operating activities	6,514,197	(20,795,441)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(193,026)	(202,851)

FINANCING ACTIVITIES:
Repayments of notes payable, net	(1,094,200)	(559,246)
Proceeds from revolving credit facility, net	9,090,000	18,625,000
Repayment of senior notes payable	(21,845,474)	(3,625,035)

Net cash provided by (used for) financing activities	(13,849,674)	14,440,719

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,528,503)	(6,557,573)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,086,761	6,557,573

End of period	$558,258	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of $1,947,474 and $1,800,000 capitalized, respectively	$1,046,480	$1,887,414

Cash paid for income taxes	$3,143,818	$4,495,298

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  General

    The financial statements included herein have been prepared by The Rottlund Company, Inc. ("Company") without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report for the year ended March 31, 2000 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. For further information refer to our audited consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the year ended March 31, 2000.

    The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income. Operating results for the three and nine months ending December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

Note 2.  Revolving Credit Facility

    As of December 31, 2000, the Company had a revolving credit arrangement with a bank totaling $50,000,000, with interest at the bank's prime rate (9.50% at December 31, 2000). Borrowings outstanding at December 31, 2000 were $30,225,000 under this arrangement. In addition, letters of credit totaling approximately $1,950,000 were outstanding under this arrangement at December 31, 2000. On December 19, 2000, the Company and its lenders entered into an agreement basically extending the terms of the existing loan agreement through December 31, 2000. As of December 31, 2000, the Company was in compliance of or had received a waiver for all covenants of the revolving credit agreement.

Note 3.  Sale/leaseback of Model Homes

    On July 14, 2000 the Company sold 38 model homes with a sales value of $7.9 million and leased them back under a month to month lease. Lease payments are calculated at the prime rate plus 225 to 275 basis points of the sales value of homes remaining at the start of each month. This transaction resulted in a gain of approximately $1.5 million that is being recognized over eighteen months, the estimated lease period. Revenues of $6.4 million were recognized which were equal to costs of the homes sold. As the gain is recognized, it will be treated as additional revenue and gross profit with no associated costs, thereby increasing the gross profit percentage over the deferral period. During the nine and three month periods ending December 31, 2000, $411,000 and $247,000, respectively, of the gain was recognized.

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

    As of December 31, 2000, Rottlund had one interest rate swap agreement with notional amounts totaling approximately $15 million. Rottlund believes that its exposure to credit risk due to nonperformance by the counter-party to the hedging contract is insignificant. Rottlund entered into the swap agreement effectively converting $15 million of the revolving credit facility with a variable rate based on prime to a fixed rate of 9.96%. The swap expires on July 7, 2002.

Note 5.  Reclassifications

    Certain 1999 amounts in the financial statements have been reclassified to conform to the 2000 presentation. These reclassifications did not have an effect on the Company's shareholder's equity or net income.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Nature of business

    The Rottlund Company, Inc. (a Minnesota corporation) and its subsidiaries, collectively referred to as the Company, are engaged in the design, construction, marketing and sale of residential real estate. The Company's primary developments are in Minnesota, with additional development sites in Iowa, Florida, and New Jersey; accordingly, the Company's operations can be impacted significantly by the residential real estate market conditions in each of these geographic areas.

    During fiscal year 2000 the Company substantially exited the Indianapolis market. The Company sold land, finished lots, residential housing under construction and various models with a carrying value of approximately $4.9 million for a sales price of $4.9 million. This sale was made to a former vice president of the Company. In management's opinion, such transactions were negotiated at terms equivalent to those used in transacting business with unrelated parties.

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

    The following table sets forth certain information regarding the Company's operations for the periods indicated.

	Percentage of Net Sales
	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2000	1999	2000	1999
Net sales—home sales	92.7%	96.1%	95.7%	98.6%
Net sales—lot/land sales	7.3	3.9	4.3	1.4

	100.0	100.0	100.0	100.0
Cost of sales—home sales	75.5	82.4	79.3	84.3
Cost of sales—lot/land sales	7.3	2.7	4.2	0.9

	82.8	85.1	83.4	85.2
Gross profit—home sales	17.2	13.6	16.4	14.4
Gross profit—lot/land sales	—	1.3	0.1	.4

	17.2	14.9	16.5	14.8
Selling, general and Administrative expense	11.5	10.7	10.8	11.4

Operating income	5.7	4.2	5.7	3.4
Other (income) expense:
Interest	.2	1.2	0.6	1.1
Other	(.1)	(.2)	(.2)	(.3)

Income before income taxes & extraordinary charge	5.6	3.2	5.3	2.6
Provision for income taxes	2.2	1.3	2.1	1.1

Net income before extraordinary charge	3.4	1.9	3.2	1.5
Extraordinary charge, net of tax	—	—	.3	—

Net income	3.4%	1.9%	2.9%	1.5%

Number of homes closed	312	339	1001	1017

Backlog

    The following table sets forth the Company's sales backlog as of the dates indicated:

December 31,	Homes Number of	Sales Value
2000	534	$116 Million
1999	666	$119 Million

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

    Net sales for the three months ended December 31, 2000, increased by 13.8%, to $64.3 million, from $56.5 million for the comparable period of 1999. Included in the current quarter was revenue from land sales of $4.7 million versus $0.8 million for the comparable period of 1999. The number of homes closed by the Company decreased by 8.0% to 312 homes for the three months ended December 31, 2000, from 339 homes during the same period in 1999. The average selling price of a home increased 16.4% to $191,200, during the three months ended December 31, 2000 from $164,300 for the comparable period in 1999. This increase was due to an overall increase in sales prices and a change in the product and geographic mix for homes sold by the Company.

    Gross profit increased by 29.1%, to $11.1 million for the three months ended December 31, 2000, from $8.6 million for the comparable period of 1999. Gross profit as a percentage of net sales increased to 17.2% from 14.9% primarily as a result of the higher selling prices relative to costs. In addition, in July of 2000 the Company sold and leased back model homes, which resulted in a gain of approximately $1.5 million. This gain is being amortized over eighteen months and will be treated as additional revenue and gross profit with no associated costs. During the three months ended December 31, 2000, the Company recognized $247,000 of this income which represents 2.2% of the gross profit.

    Selling, general and administrative expenses increased by 19.4% to $7.4 million in the three months ended December 31, 2000, from $6.2 million for the comparable period of 1999. The increase is primarily due to a one-time workers compensation expense adjustment of $600,000, which has been recorded in the period ending December 31, 2000. As a percentage of net sales, selling, general and administrative expense increased to 11.5% for the three month period ended December 31, 2000, from 10.7% for the same period in 1999.

    Interest expense decreased to $155,000 for the three months ended December 31, 2000, from $718,000 for the comparable period in 1999. The decrease in interest expense is primarily due to the Company's lower borrowing needs for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The Company capitalized $715,000 of interest costs for the three months ended December 31, 2000 and $600,000 for the comparable period of 1999 for land development, and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

    The Company's effective tax rate for the period ending December 31, 2000 was approximately 40% compared to 41% for the same period ending December 31, 1999 which reflects the federal statutory rate plus state taxes, net federal income tax benefit.

    Net income increased by 100.0%, to $2.2 million ($.37 per share) for the three months ended December 31, 2000, from $1.1 million ($.19 per share) for the comparable period of 1999.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999

    Net sales for the nine month period ended December 31, 2000, increased by 12.3%, to $189.7 million, from $168.9 million for the comparable period of 1999. Included in the current period was revenue from land sales of $8.1 million versus $2.3 million for the comparable period of 1999. Also included in the current nine months were nonrecurring sales of model homes of approximately $6.4 million. The number of homes closed by the Company decreased by 1.6%, to 1001 homes for the nine months ended December 31, 2000, from 1017 homes during the same period in 1999. The average selling price of a home increased 10.7% to $181,400, in 2000 from $163,800 for the same period in 1999. This increase was due to an overall increase in prices for homes sold by the Company.

    Gross profit increased by 25.2%, to $31.3 million for the nine month period ended December 31, 2000, from $25.0 million for the comparable period of 1999. Gross profit as a percentage of revenue increased to 16.5% from 14.8%, primarily as a result of higher selling prices relative to costs. In addition, in July of 2000 the Company sold and leased back model homes, which resulted in a gain of approximately $1.5 million. This gain is being amortized over eighteen months and will be treated as additional revenue and gross profit with no associated costs. During the nine month period ended December 31, 2000, the Company recognized $411,000, which represents 1.3% of the gross profit.

    Selling, general and administrative expenses increased by 5.7%, to $20.4 million in the nine month period ended December 31, 2000, from $19.3 million for the comparable period of 1999. The increase is primarily due to a one time workers compensation expense adjustment of $600,000, which has been recorded in the period ending December 31, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 10.8% for the nine months ended December 31, 2000, from 11.4% for the same period in 1999.

    Interest expense decreased to $1,046,000 for the nine months ended December 31, 2000, from $1,887,000 for the same period in 1999. The decrease in interest expense is primarily due to the Company's lower borrowing needs for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The Company capitalized $1,947,000 of interest costs for the nine months ended December 31, 2000 and $1,800,000 for the comparable period of 1999 for land development, and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.

    The Company's effective tax rate for the period ending December 31, 2000 was approximately 40%, compared to 41% for the same period ending December 31, 1999 which reflects the federal statutory rate plus taxes, net of federal income tax benefit.

    In May, 2000 the Company authorized the redemption of all of its outstanding Senior Notes Payable. The redemption resulted in the recognition of an extraordinary loss in the first quarter of fiscal 2001 of $612,000, net of the income tax effect of $408,000. The loss represents the redemption premium and the write off of unamortized deferred issuance costs.

    Net income increased by 120%, to $5.5 million ($.93 per share) for the nine months ended December 31, 2000, from $2.5 million ($.44 per share) for the comparable period of 1999. The Company repaid it's Senior Notes on April 21, 2000 in full, resulting in a $0.6 million after tax extraordinary charge ($.11 per share) on early extinguishment, which is reflected in the year to date net income.

Liquidity and Capital Resources

    Funding for the Company's operations has been principally provided by cash flows from operations and bank borrowings. In addition we have utilized and will continue to utilize land options as a method of controlling and subsequently acquiring land. The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances.

    At December 31, 2000, the Company had available cash and cash equivalents of approximately $558,000.

    The Company has an unsecured revolving credit arrangement, which expires December 31, 2003 that provides borrowings of up to $50 million, of which $5 million may be used for letters of credit. Borrowings under this agreement are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company. As of December 31, 2000, borrowings under the facility's line of credit totaled approximately $30.2 million, and approximately $11.9 million was available for borrowings under the calculations described above. On July 7, 2000 the Company entered into an interest rate swap on $15 million of the above credit arrangement which fixes the interest rate at 9.96% for a period of two years. To date, the impact of this transaction on the income statement is immaterial. The Company believes the amounts available under its existing borrowing arrangements and amounts generated from operations will provide funds adequate for its home building activities and debt service for the foreseeable future.

    As of December 31, 2000 the Company is in compliance with covenants under its revolving credit facility.

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

Part II—Other Information

Items 1 through 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

        Third Modification of Second Amended and Restated Credit agreement and loan documents.

  (b)
  Reports on Form 8-K.

        The registrant filed no reports on Form 8-K during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROTTLUND COMPANY, INC.
Date: February 5, 2001	By:	/s/ DAVID H. ROTTER
David H. Rotter President and Chief Executive Officer
Date: February 5, 2001	By:	/s/ STEVEN A. KAHN
Steven A. Kahn Chief Financial Officer

QuickLinks

INDEX
Consolidated Balance Sheets—Unaudited
Consolidated Statements of Operations—Unaudited
Consolidated Statements of Cash Flows—Unaudited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II—Other Information
SIGNATURES