Form 10-K405
period 2001-03-31
ROTTLUND CO INC
filed 2001-06-12
CIK 891329

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.  0-20614

THE ROTTLUND COMPANY, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1228259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3065 Centre Pointe Road
Roseville, Minnesota 55113
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (651) 638-0500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.10

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 5, 2001 was approximately $7,907,966.

As of June 5, 2001, there were 5,851,572 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K
Proxy Statement for 2001 Annual Meeting of Shareholders	Part III

FORM 10-K INDEX

PART I
Item 1.	BUSINESS
Item 2.	PROPERTIES
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR
PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Item 6.	SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11.	EXECUTIVE COMPENSATION
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

PART I

Item 1.        BUSINESS

General

          The Rottlund Company, Inc. (“Rottlund” or the “Company”), through its subsidiaries, designs, builds and markets attached and detached townhomes and condominiums, and detached single family homes in the metropolitan areas of Minneapolis-St. Paul, Minnesota; Des Moines, Iowa; southern New Jersey; and Tampa, Florida.

          Rottlund was organized under the laws of the State of Minnesota in 1973, and until 1993, all of the Company’s developments were located in the Minneapolis-St. Paul market where Rottlund has maintained the largest market share of any builder in nine of the last ten years.  Nationally, Rottlund ranks as the ninth largest attached, for sale, homebuilder and has been ranked among the top 100 homebuilders since 1991.  During the year ended March 31, 1994, the Company began home building operations in Des Moines, Iowa; during the year ended March 31, 1995, the Company began home building operations in Tampa, Florida; and during the year ended March 31, 1996, the Company acquired certain assets and assumed certain liabilities of Kevin Scarborough, Inc., a residential homebuilder operating in southern New Jersey.  During the year ended March 31, 2001, the Company exited the Indianapolis, Indiana market, which it had first entered in fiscal 1995.  All references to the Company contained herein, unless the context indicates otherwise, include its wholly owned subsidiaries Rottlund Homes of Iowa, Inc., Rottlund Homes of Florida, Inc., Rottlund Homes of Indiana, Inc., Rottlund Homes of New Jersey, Inc., and Rottlund Homes of Indiana Limited Partnership.

          As of March 31, 2001, the Company owned or controlled through options over 3,900 home sites in communities under development, and land for the development of over 2,200 additional planned home sites in proposed communities.

          The Company’s homes are sold primarily through its own staff of sales personnel.  The Company markets its homes to a wide range of buyers, emphasizing high quality construction and customer satisfaction.  Its promotional efforts include advertisements in newspapers and other printed media, radio and television, illustrated brochures, billboards, on-site displays and model homes.  Purchasers of the Company’s homes are given the opportunity to select, at additional cost, various optional amenities such as upgraded carpet, fireplaces, varied exterior color schemes, lighting and upgraded appliances.  The Company offers a diverse product line ranging from townhomes to single-family homes at prices generally ranging from $90,000 to $450,000.  The average price of the Company’s homes delivered in fiscal 2001 was approximately $187,000.

          The Company has focused on the implementation of a Product Leadership Strategy, as reflected by the diversity of its product offerings.  This strategy has been paramount in its quest to maintain its No. 1 market leadership position in the Minneapolis-St. Paul market.  Management believes that the Company’s Product Leadership Strategy has also provided a competitive advantage in its other markets.  Rottlund’s Product Leadership Strategy emphasizes the Company’s design capabilities, enabling it to offer quality homes at all price levels at which the Company competes.  The Company markets its homes to a wide range of buyers including entry level, first and second time move-up, active adults and retirees.  Furthermore, management believes the Company has been particularly effective marketing to the growing number of non-traditional families, such as singles and single parent households.  Product offerings such as attached villas and townhomes have been designed with specific amenities to fill the needs of these unique market niches while maintaining affordability.

          The Company in its Minneapolis-St. Paul market builds under the name David Bernard Builders and Developers (“David Bernard”), as well as Rottlund Homes.  The David Bernard brand has been developed to focus on in-fill redevelopment opportunities which exist in the downtown metropolitan areas and fully developed suburbs.  Product offerings by David Bernard are typically site specific in architectural design and are marketed at a higher price range than Rottlund Homes.

Operating Strategy

          Set forth below are the major elements of the Company’s operating strategy:

          Markets.  The Minneapolis-St. Paul metropolitan area has been the Company’s primary market and has accounted for the majority of revenues since the Company’s inception.  The Company has built and delivered more homes in this market over the last five years than any other homebuilder.  The Company’s management believes that its marketing strategy of establishing itself as a name brand builder in the Minneapolis-St. Paul market has helped the Company to achieve its success.  The Company presently accounts for approximately 4.5% of all new homes sold in this market. The Company intends to increase its share of the Minneapolis-St. Paul market and expand its operations in the Des Moines, Iowa and Tampa, Florida markets.  In 1997, the Company began marketing certain communities in Minneapolis-St. Paul under the David Bernard name.  The marketing strategy is to have a point of differentiation for higher-end communities.

          Products.  The Company markets its homes to a wide range of buyers, including entry level, move-up and retirees.  Accordingly, the Company offers a number of home styles and price ranges at various locations.  The Company’s product offerings include villas, townhomes and detached single-family homes.  Sales prices presently range from approximately $90,000 to $450,000, and the average sales price of homes being delivered during fiscal 2001 was approximately $187,000.  Management believes the Company’s ability and willingness to build homes in accordance with homebuyers’ requirements enables the Company to continue to grow.  Management further believes that the Company’s long-standing strategy of product diversification enables it to respond rapidly to changing market conditions and the cyclical nature of the home-building industry.

          Cost Control.  The Company controls the cost of construction through the efficient design of its homes and favorable pricing from subcontractors due to the high volume of work performed for the Company.  Rottlund uses an industry-specific management information system to control construction costs.  This system allows the Company to monitor subcontractor performance and expenditures for each home built.  All subcontracted work is authorized through the generation of purchase orders, which are approved for payment by the Company’s on-site construction supervisors upon completion of work.  Any additional costs require authorization through the issuance of variance purchase orders, which require reporting of the reason for the variance and measures taken to eliminate further variances.  This strategy permits the Company to monitor gross margins on each individual home from the time a purchase agreement is signed through the building process to closing.  The Company requires all subcontractors to perform all home construction and site improvement work on a fixed price basis.  In addition, management continually monitors selling, general and administrative expenses in an effort to control overhead and improve efficiency.

          Inventory Management.  Two of the major risks in the home-building industry are excessive home site inventory and inventory of completed homes.  The Company attempts to reduce its vulnerability to these risks by (i) acquiring control of improved home sites through option contracts that allow the Company to build homes with relatively minimal initial capital expenditures and limited risks, (ii) acquiring land for development with seller financing, (iii) acquiring land through purchase agreements on a nonrecourse basis that enables the Company to obtain necessary governmental approvals before the acquisition of the land (generally, the down payment on a land purchase or option agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable), (iv) beginning construction of a single-family home only after execution of a sales contract, receipt of satisfactory earnest money and, where applicable, a tentative mortgage approval, and (v) controlling the number of finished homes held in inventory.

Land Acquisition and Development

          The Company generally follows a policy of acquiring options to purchase land for future community developments.  The Company attempts to acquire land with minimum cash investment and the maximum degree of purchase money financing that the Company is able to obtain from sellers.  The purchase money financing and purchase agreements are generally on a nonrecourse basis, thereby limiting the Company’s financial exposure to the amounts invested in property and predevelopment costs.  This policy may raise the cost of land the Company acquires, but it also significantly reduces risk to the Company.  Furthermore, this policy allows the Company to obtain necessary development approvals prior to acquisition of land.

          The Company’s land purchase agreements are typically subject to numerous conditions including, but not limited to, the Company’s ability to obtain necessary zoning and other governmental approvals for the proposed development.  The Company believes it has been successful in obtaining local governmental approvals through proactive interaction with neighborhood and citizen groups.  The Company maintains a policy of holding neighborhood meetings to gain support for its development activities.  During the initial municipal approval process, the Company confirms the availability of utilities, conducts environmental reviews, arranges acquisition development and financing, and completes its marketing construction feasibility studies.  As a result, the Company is generally able to begin marketing immediately after closing the land purchase.  This results in reduced carrying costs and increased liquidity for future development opportunities.

          To minimize the business risk associated with developing land and to maximize the use of the Company’s available capital, the Company has been able to acquire a substantial amount of its developments and lots by means of option contracts.  Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price.  The Company’s option contracts have expiration periods ranging from 30 to 60 months.  As of March 31, 2001, the Company had option contracts for approximately 1,500 lots aggregating $56,500,000 in purchase price.

          Under option contracts with specific performance obligations, the Company is generally required to purchase specific numbers of lots on fixed dates pursuant to an established schedule.  Under such option contracts with specific performance obligations, the party granting the option is required to maintain and/or develop the property pursuant to certain standards specified in the contract.  Such parties are required to deliver lots which are free of any liens and are appropriate for residential building pursuant to a specified schedule.  If the Company fails to purchase the required number of lots on the date fixed for purchase pursuant to such option contracts and the party granting the option has fulfilled its obligations under the contract, the party granting the option generally has the right to terminate the option granted pursuant to the option contract and retain the option deposit.  If the party granting the option fails to meet its obligations under such option contracts, the Company generally may, at its option, delay the purchase of the required number of lots under the option, complete any improvements not completed by the party granting the option and offset any costs incurred against the option purchase price, or cancel the option and receive a refund of all option deposits paid.

          Under option contracts without specific performance obligations, the Company’s liability is limited to forfeiture of deposits, which aggregated approximately $5 million at March 31, 2001 and are included in other assets on the Company’s balance sheet.

AVAILABLE HOME SITE INVENTORY (ALL CITIES)

          The following table sets forth information with respect to the Company’s available lot inventory (including lot options) by state as of March 31, 2001.

Market	Total Available	Homes Under Construction			Unsold Sites Available for Future Construction
		Sold (1)	Models	Inventory (2)
Minnesota	2,437	358	13	97	1,969
Florida	615	83	6	81	445
Iowa	492	60	7	52	373
New Jersey	369	45	-	27	297
Total	3,913	546	26	257	3,084

______________________

(1)	Under contract and under construction but not yet closed.
(2)	Inventory consists of unsold homes that are completed or in various stages of construction.

          Although the Company does not purchase land for speculation, the Company has purchased and will continue to purchase land with the intent of selling home sites within developments to other builders.  Additionally, the Company has attempted to manage the risk of home building in particular areas through cooperation with other builders by building in the same subdivision.  This arrangement provides for diversity in the types of homes in the Company’s communities and the advantages of joint marketing.

          Rottlund strives to maintain a supply of developed home sites to meet anticipated homebuilding requirements for not more than 24 months.  As of March 31, 2001 the Company had an aggregate of 3,084 home sites available for future construction, including home sites owned or under option.  The Company believes there is an adequate supply of undeveloped land in all metropolitan areas where it conducts business to maintain adequate home site inventories.

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

          The Company also offers attached product lines that offer a variety of floor plans and provide for certain options.  Entry-level townhomes are sold in the $90,000 to $150,000 price range, and the balance of townhome sales are sold in the $150,000 to $450,000 price range.  The Company believes that the fastest growing segments of the home buying market are single persons and couples without children.  The Company has adopted a strategy to capture these segments by developing expertise in the design, marketing, financing and construction of alternative or attached housing types that appeal to these segments.

          Contracts for the sale of homes are at fixed retail prices.  The offered prices of homes have generally increased from time to time during the sellout period for each community and in response to cost increases; however, there can be no assurance that sales prices will increase in the future.

          All of the attached home communities are governed by a homeowner’s association (the “Association”).  The Company, acting as declarant, is responsible generally for the management of the Association until 75% of the homes within the Association are closed.

          The Company’s line of homes is designed to promote efficient use of space and materials to minimize construction costs and time, thereby maximizing the value of the homes in the marketplace.  The Company is continually developing new home designs to replace or augment existing home designs in an effort to assure that the Company’s homes are responsive to current consumer preferences and are unique in the marketplace.  In order to respond to consumer preferences, the Company analyzes information gathered from buyer profiles and demographic databases.  With new designs, the Company engages a number of unaffiliated architectural firms, in addition to its in-house architectural staff.  The Company copyrights all home designs.

          The Company expends considerable effort in developing a design and marketing concept for each of its communities.  This includes determination of product line, layout of streets, layout of individual home sites or structures and overall community design.  The communities have attractive entrances with distinctive signage and landscaping.  The Company recognizes the importance of the sense of “neighborhood” and strives to create this feeling within its communities to preserve and enhance the investment of its homebuyers.

Construction

          Rottlund acts as the general contractor for the construction of its residential communities.  The Company’s construction supervisors monitor the construction of each home, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes.

          The Company maintains a strategy of subcontracting all home construction on a fixed cost basis.  The Company believes this strategy limits its financial exposure during downturns in the housing market.  All subcontracted work is authorized by purchase orders that require approval for payment by the construction supervisor upon completion.  Any additional costs require authorization through the issuance of variance purchase orders.  All variances require reporting of the reason therefor, and measures taken to eliminate further variances.

          The Company typically retains subcontractors for a specific time period or project pursuant to a contract that obligates the subcontractor to complete its duties at a fixed price.  Contracts with the Company’s subcontractors and material suppliers are entered into after competitive bidding during predetermined time periods or on a project by project basis.

          The construction of detached single family homes is generally tied to homebuyer sales contracts to minimize the costs and risks of completed but unsold inventory.

          Construction time for each home is tied to a construction schedule established for each of the Company’s home types.  Variances from the schedule are infrequent but may occur due to weather conditions or availability of labor, materials and supplies.  The Company’s line of homes is designed to promote efficient use of space and materials to minimize construction costs and time.  The Company’s construction schedules are typically from three to six months.

          Personnel at the Company’s corporate headquarters are responsible for architectural design, home site planning, and accounting and closing, among other responsibilities.  The Company’s management information system is designed to monitor the progress of each home built by the Company, from acceptance of a sales contract to delivery of a completed home to the buyer.  At any time after contract acceptance, the Company can provide the homebuyer with the construction status of its home and the anticipated delivery date.

          The Company historically has maintained its construction schedule throughout the entire year, despite seasonal climate changes in the Minneapolis-St. Paul and Des Moines metropolitan areas.  Additional winter construction charges are incurred, in connection with propane heating costs, frost ripping charges, utility construction charges and special footing designs.  Further, the Company is required, at closing, to put into escrow amounts to cover items that cannot be installed in the winter, including driveways, sidewalks and air conditioning.

Marketing and Sales

          In Minnesota, New Jersey and Florida, the Company sells its homes through commissioned employees who work from sales offices in model homes or sales trailers located in each Rottlund community.  In addition, the Company cooperates with outside independent brokers on approximately one third of all of its sales.  The Company utilizes independent realtors for home sales in Iowa.  In all instances, Company sales employees assist prospective buyers through the home buying process by providing information on the Company’s line of homes, pricing, options and upgrades, mortgage financing, warranties and construction, as well as information regarding the Company itself.  The Company provides a Home Buyer’s Guide to all prospective customers.  The Home Buyer’s Guide highlights the steps involved in buying a new home in an effort to accurately set the expectations of the Company’s customers.  Sales personnel are trained by the Company and attend periodic meetings where they are updated on current financing plans, construction schedules and marketing and advertising plans.

          Rottlund has adopted a strategy of becoming a “name brand” builder in its markets.  In addition, in 1997, the Company began marketing certain communities under the David Bernard name.  The marketing strategy is to have a point of differentiation for higher-end communities.  In fiscal 2001, approximately, 11% of the revenue of homes sold in Minneapolis-St. Paul were in David Bernard communities.  Rottlund also advertises through newspaper, radio, television and a billboard campaign.  The Company also has an Internet site, www.Rottlundhomes.com, where prospective customers can view the Company’s home offerings.  In its expansion into new markets, the Company will, over time, attempt to utilize this same strategy of advertising to increase customer awareness of the Company’s products.  In order to respond to consumer preferences, the Company relies upon its internal marketing department to analyze information that is gathered from buyer profiles, focus groups, exit interviews at model sites, telephone surveys, and demographic data bases.  The Company’s comprehensive marketing program also includes direct mail, participation in home tour events and use of fully merchandised model homes.  Management believes model homes play an important role in demonstrating the functional use of space in the Company’s homes and allowing prospective buyers to experience the emotional aspects of the home buying process.  The Company attempts to create attractive model homes and chooses interior merchandising for each type of home based upon the lifestyles of targeted customers.

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

Customer Financing

          In fiscal 2001, the Company entered into a joint venture agreement with Firstar National Account Services, LLC to provide customer financing in the Minneapolis-St. Paul market.  The joint venture company, which is 60% owned by Rottlund, is named Firstar Advantage, LLC.  Firstar Advantage, LLC provides mortgage origination services only, and does not retain or service the mortgages that it originates.  These mortgages are generally funded by Firstar Bank, N.A.  Firstar Advantage, LLC can provide qualified homebuyers with numerous financing options, including a wide variety of conventional, FHA and VA financing programs.  In markets outside of Minneapolis-St. Paul, the Company will seek to assist the Company’s homebuyers in obtaining financing from outside mortgage lenders.  Because substantially, all homebuyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential homebuyers from the Company’s markets in the future.

Customer Service and Quality Control

          Rottlund is committed to providing a high level of customer service as an important component of its competitive strategy.  The Company, through its on-site team of a sales representative and construction supervisor, maintains personalized contact with its customers.

          The Company’s construction supervisors follow an inspection process on each home the Company builds.  This process is designed to ensure that each home meets or exceeds the Company’s performance standards for its homes.

          Upon completion of construction of each home, and prior to closing, an employee of the Company’s Customer Care Department conducts a quality control inspection of the completed home.  From this inspection, the contract builder creates a list that sets forth those areas that do not meet the Company's performance standards, and therefore, require correction.  Also prior to closing, the Customer Care Department accompanies the buyer on a customer orientation of his or her home to demonstrate the proper use and care of the home, including the mechanical equipment and other components of the home.  At the customer orientation, the buyer is also familiarized with the service warranty process following closing on the home.

          The Company’s Customer Care Department handles all service and warranty requests following the closing of each home.  Management believes the participation of Customer Care Department personnel both prior to and after closing reduces post-closing service costs, fosters the Company’s reputation for service, and ultimately leads to the building of a referral base of business.  To improve the Company’s processes the Company surveys all buyers 60 days following closing.  This survey provides the Company with invaluable information regarding the various functional areas of the Company and its processes including sales, construction, mortgage applications, closing and customer orientation.

          The Company provides all homeowners with a one-year comprehensive warranty and a two-year warranty on all mechanical systems, and further provides, from an unaffiliated insurance company, a ten to fifteen year structural warranty.

Competition and Market Factors

          The development and sale of residential properties is highly competitive and fragmented.  The Company competes with a number of national home builders and numerous local builders on the basis of a number of interrelated factors, including: location, product design, perceived value, price and reputation in the marketplace.  The Company’s homes must also compete with resale of existing homes and available rental housing.  Management believes Rottlund’s primary competitive advantages are based upon the following strengths:  (i) product innovation, (ii) offering homes with the highest perceived value, (iii) product diversification, enabling the Company to offer homes to all segments of the population, (iv) marketing programs that have established Rottlund as a “name brand” builder in its markets, (v) the location of its communities, and (vi) its reputation for superior customer service and quality.

          Rottlund maintains a strong position in its markets due in part to product innovation.  The Company’s ability to respond to the changing needs of homebuyers has allowed continued growth despite declining demand for previously popular products.  The Company continuously examines its markets to determine whether housing needs for certain segments of the population are being met, and attempts to respond by designing and building homes to meet such needs if they are not being met.  Management believes this is one of the primary reasons for its long-term success.  The Company’s years of experience provide it with expertise in the area of design, construction and financing in the home building industry.  The Company believes that this experience is especially important in the attached home market, which is subject to stricter regulation than the detached home market.

          The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rate levels.  Other factors affecting the industry include increases in construction costs; increases in costs associated with home ownership, such as property taxes, changes in consumer preferences and demographic trends.  The Company believes that its experience provides a sound understanding of the nature of the industry, and therefore, it is able to base its strategic planning on such cyclical conditions.

Employees

          As of March 31, 2001, the Company employed 233 persons, 45 as on-site sales personnel, 65 involved in construction, 26 as customer care personnel, 21 as product development personnel and 76 as executive, administrative and clerical personnel.  The Company’s employees are not covered by a collective bargaining agreement and the Company believes it has good relationships with its employees.

Governmental Regulation

          The Company’s business is subject to regulation by a variety of local, state and federal laws and regulations relating to, among other things, advertising, charging, collection of state sales and use taxes, zoning and product safety.  While the Company believes it is presently in material compliance with such regulations, in the event that it should be determined that the Company is not in compliance with all such laws and regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines and other penalties.

Item 2.        PROPERTIES

          The Company’s principal offices are located at 3065 Centre Pointe Road, Roseville, Minnesota 55113.  The offices total 10,000 square feet, and are leased from an unrelated party through March 31, 2006, at a base annual rent of $127,000.  The Company also leases office space in New Jersey, Iowa and Florida.  The Company also leases various computer equipment and office furniture.

Item 3.        LEGAL PROCEEDINGS

          The Company is not currently a party to any material pending legal proceedings.  From time to time the Company may become involved in routine litigation incidental to its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

          There were no matters submitted to a vote of the Company’s shareholders during the three-month period ended March 31, 2001.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Company’s common stock is listed on the American Stock Exchange (“AMEX”) under the symbol “RH”.

          The following table sets forth the range of high and low sale prices for the Company’s common stock for each of the fiscal quarters of the two years ended March 31, 2001 and 2000.

Stock Quotations

	High	Low

Fiscal year 2001
First quarter	$3.438	$2.250
Second quarter	$3.500	$2.750
Third quarter	$5.875	$3.375
Fourth quarter	$6.750	$5.400

Fiscal year 2000
First quarter	$5.750	$3.750
Second quarter	$4.938	$2.625
Third quarter	$3.375	$2.375
Fourth quarter	$3.250	$2.313

          As of June 5, 2001, the Company had approximately 158 holders of record of its common stock.

          The transfer agent for the Company’s common stock is Wells Fargo Bank Minnesota, N.A. Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (651) 450-4064.

Dividends

          The Company has not paid any dividends on its common stock since its initial public offering in October 1992 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business.  Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.  In addition, the terms of the Company’s revolving credit line contain restrictions on the ability of the Company to pay dividends.  The Company has not made any sales of restricted stock during the previous three fiscal years.

Item 6.        SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON

          The following table sets forth selected financial data with respect to the Company for the periods indicated.  This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and “Management’s Discussion and Analysis of Results of Operations and Financial Conditions.”  The Company’s Statement of Operations and Balance Sheet data as of and for each of the years set forth below have been derived from financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

	2001	2000	1999	1998	1997
	(In thousands, except per share amounts and unit data)
Statement of Operations Data:
Net sales	$260,374	$260,834	$252,675	$160,830	$180,457
Cost of sales	215,793	222,488	215,074	139,284	156,332
Gross profit	44,581	38,346	37,601	21,546	24,125
Selling, general and administrative expenses	28,581	26,409	26,112	20,541	19,569
Impairment of land value (1)	1,050	---	---	---	1,500
Operating income	15,150	11,937	11,489	1,005	3,056
Interest expense	1,151	2,685	2, 714	2,018	958
Income (loss) before provision (benefit) for income taxes and extraordinary charge	13,999	9,252	8,775	(1,013)	2,098
Provision (benefit) for income taxes	5,601	3,793	3,598	(415)	862
Net income (loss) before extraordinary charge	8,398	5,459	5,177	(598)	1,236
Extraordinary charge, net of taxes (2)	612	-	-	-	-
Net income (loss)	$7,786	$5,459	$5,177	$(598)	$1,236

Basic and diluted earnings (loss) per share	$1.33	$0.94	$0.90	$(0.10)	$0.22
Weighted average shares outstanding	5,855	5,804	5,773	5,745	5,735

Operating Data:
Number of home sales closed	1,344	1,495	1,624	1,092	1,346
Average sales price	$187	$164	$156	$146	$134

Balance Sheet Data:
Inventories and properties held for development or sale	$84,675	$77,455	$70,042	$74,379	$81,825
Total assets	$103,747	$98,766	$89,365	$88,281	$96,234
Credit facility and notes payable	$29,950	$44,204	$38,467	$47,907	$54,137
Shareholders’ equity	$44,946	$37,160	$31,598	$26,315	$26,819

________________________

(1)	The Company recorded a noncash impairment of land development costs and finished lots at development sites in New Jersey and Minneapolis in fiscal 2001 and in Florida and Indiana in fiscal 1997. See Note 1 of the Notes to Consolidated Financial Statements.
(2)	The Company incurred a charge in connection with the early extinguishment of debt in fiscal 2001. See Note 2 of the Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

          The Company, through its subsidiaries, designs, builds and markets attached and detached townhomes and condominiums, and detached single family homes in the metropolitan areas of Minneapolis-St. Paul, Minnesota; Des Moines, Iowa; southern New Jersey and Tampa, Florida.

          Rottlund was organized under the laws of the State of Minnesota in 1973, and until 1993, all of the Company’s developments were located in the Minneapolis-St. Paul market where Rottlund has maintained the largest market share of any builder in nine of the last ten years.  Nationally, Rottlund ranks as the ninth largest attached, for sale, homebuilder and has been ranked among the top 100 homebuilders since 1991.  During the year ended March 31, 1994, the Company began home building operations in Des Moines, Iowa; during the year ended March 31, 1995, the Company began home building operations in Tampa, Florida; and during the year ended March 31, 1996, the Company acquired certain assets and assumed certain liabilities of Kevin Scarborough, Inc., a residential homebuilder operating in Southern New Jersey.  During the year ended March 31, 2001, the Company exited the Indianapolis, Indiana market, which it had first entered in fiscal 1995.

           As of March 31, 2001, the Company owned or controlled through options over 3,900 home sites in communities under development, and land for the development of over 2,200 additional planned home sites in proposed communities.

          The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales:

	2001	2000	1999
Homes closed:
Single family	478	526	688
Multi-family	866	969	936
Average sales price:
Single family	$226,000	$197,000	$180,000
Multi-family	165,000	146,000	138,000
Home sales:
Single family	$108,105,000	$103,514,000	$123,700,000
Multi-family	142,945,000	141,926,000	128,975,000
Total home sales	$251,050,000	$245,440,000	$252,675,000

          The following table sets forth the Company’s backlog (homes under contract but not closed):

March 31	Number of Homes	Sales Value

2001	546	$122,000,000
2000	563	$110,000,000
1999	567	$100,000,000

          The Company estimates that the period between receipt of sales contracts and delivery of completed homes to the purchasers is generally three to six months.  The Company’s backlog historically tends to increase between January and April.  Trends in the Company’s backlog are subject to change from period to period based upon economic conditions including consumer confidence levels, interest rates and the availability of mortgages.

Results of Operations

          Year ended March 31, 2001 compared to year ended March 31, 2000

          Net sales were $260 million during fiscal 2001 as compared to $261 million in fiscal 2000.  Sales of homes account for 96.4% and 94.1% of the Company’s net sales in fiscal 2001 and 2000, respectively.  The Company’s home sales increased $5.6 million or 2.3% during fiscal 2001 as compared to fiscal 2000, as a result of a 14.0% increase in the average sales price of homes closed despite a 10.1% decrease in the number of homes closed.  The decrease in the number of homes sold is directly related to the Company’s exiting the Orlando, Fort Myers and Indianapolis markets.  On a remaining market basis, homes closed increased 2.8% in fiscal 2001.  The average sales price increase was due to an overall increase in prices for homes sold by the Company and the Company selling a new higher priced product line in Minneapolis.  The ratio of single family homes closed compared with multi-family remained constant at 35% single family and 65% multi-family between fiscal 2001 and 2000.  The Company’s primary business is building homes on land that it has purchased and developed.  From time to time an opportunity to sell certain land holdings may arise.  The Company had land sales of $9.3 million during fiscal 2001 as compared to $15.4 million during fiscal 2000.

          Gross profit on home sales increased by $7.0 million or 18.9% during fiscal 2001 as compared to fiscal 2000.  The gross profit margin on home sales increased to 17.5% during fiscal 2001 as compared to 15.1% in fiscal 2000.  The increased gross profit margin on home sales was primarily due to strength in the overall homebuilding industry which combined with higher average selling prices and decreased direct costs led to the improvement.  In addition to these home sales, the Company had land sales which accounted for $.6 million in gross profit in fiscal 2001.  The gross profit margin on these land sales was 6.6%.

          Selling, general and administrative expenses increased by $2.0 million to $28.4 million in fiscal 2001 from $26.4 million in fiscal 2000.  As a percentage of net sales, selling, general and administrative expenses for home sales increased to 11.3% in fiscal 2001 from 10.8% in fiscal 2000.  Included in selling general and administrative expenses in fiscal 2001 is an impairment loss of approximately $750,000, resulting from the Company periodically evaluating whether events and circumstances have occurred which may affect the recoverability of its other assets.  If such events or circumstances indicate that the carrying amount of other assets may not be recoverable, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition.  As the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the other assets, the Company recognized an impairment loss.  Other areas of significant increase in selling, general and administrative expenses from fiscal 2000 are model home rentals of $400,000 as the Company entered into new model home sale leaseback agreements, more fully described in the Liquidity and Capital Resources section below; an increase of approximately $940,000 in insurance costs of which approximately $600,000 was a one time cost related to workers compensation and an increase of approximately $585,000 in staff and management bonuses due to increased profitability.

          The Company periodically evaluates whether events and circumstances have occurred which may affect the recoverability of its land.  If such events or circumstances indicate that the carrying amount of land may not be recoverable, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the land, the Company will determine the fair value of the assets and recognize an impairment loss.  Approximately $1,050,000 in impairment losses related to land was recognized in the year ended March 31, 2001.

          Total interest incurred by the Company was approximately $3.9 million in fiscal 2001 and $5.1 million in fiscal 2000. The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of sales when the related homes are delivered to purchasers. Interest expense, net of interest capitalization, was $1.2 million in fiscal 2001 as compared to $2.7 million in fiscal 2000.  The Senior Notes were retired in April 2000 and replaced with the revolving credit line.  In connection with the retirement of the senior debt, the Company incurred an extraordinary charge of $612,000, net of tax of $410,000.

          The Company’s tax rate was approximately 40% in fiscal 2001, compared to 41% in fiscal 2000 which reflects the federal statutory rate plus the effect of state taxes, net of federal income tax benefit.

          As a result of the above, net income increased to $7,786,000 ($1.33 per share basic and diluted) in fiscal 2001 from $5,459,000 ($.94 per share basic and diluted) in fiscal 2000.

          Year ended March 31, 2000 compared to year ended March 31, 1999

          The Company’s home sales decreased $7.2 million or 2.9% during fiscal 2000 as compared to fiscal 1999, despite a 5.5% increase in the average sales price of homes closed, due to a 7.9% decrease in the number of homes closed.  This average sales price increase was due to an overall increase in prices for homes sold by the Company.  In addition to these home sales, the Company had land sales of $15.4 million during fiscal 2000 as compared to fiscal 1999 when there were no land sales.

          Gross profit on home sales increased by $0.6 million or 1.6% during fiscal 2000 as compared to fiscal 1999.  The gross profit margin on home sales increased to 15.1% during fiscal 2000 as compared to 14.9% in fiscal 1999.  The increased gross profit margin on home sales was primarily due to strength in the overall homebuilding industry which combined with higher average selling prices decreased fixed costs as a percentage of revenue.  In addition to these home sales, the Company had land sales which accounted for $1.4 million in gross profit.  The gross profit margin on these land sales was 9.1%.

          Selling, general and administrative expenses increased by $0.3 million to $26.4 million in fiscal 2000 from $26.1 million in fiscal 1999.  As a percentage of net sales, selling, general and administrative expenses for home sales increased to 10.8% in fiscal 2000 from 10.3% in fiscal 1999.  The increase was due primarily to the increased number of projects started in fiscal 2000.

          Interest expense was $2.7 million in fiscal 2000 and in fiscal 1999.  Interest expense for the revolving credit facility increased due to the increased level of new business activity.  Interest expense on Senior Notes decreased due to lower principal balances.  The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of sales when the related homes are delivered to purchasers.  Total interest incurred by the Company was approximately $5.1 million in fiscal 2000 and $5.2 million in fiscal 1999.

          The Company’s tax rate was approximately 41% in fiscal 2000 and 1999 which reflects the federal statutory rate plus the effect of state taxes, net of federal benefit.

          Net income increased from $5,177,000 ($.90 per share) in fiscal 1999 to $5,459,000 ($.94 per share) in fiscal 2000.  This increase was partially due to the sale of land in fiscal 2000.

Liquidity and Capital Resources

          At March 31, 2001, the Company had cash and cash equivalents of $7.1 million compared to $8.1 million at March 31, 2000.  The net cash provided by or used in the operating, investing and financing activities for the years ended March 31, 2001, 2000 and 1999 is summarized below (dollars in thousands).

	2001	2000	1999
Net cash provided by (used in)
Operating activities	$13,708	$(3,734)	$12,015
Investing activities	(462)	(577)	(370)
Financing activities	(14,254)	5,840	(9,334)
Net increase (decrease) in cash	$(1,008)	$1,529	$2,311

          For the year ended March 31, 2001 cash was provided by operations and increases in the amounts borrowed under the revolving line of credit offset by repayment of the senior notes payable and the purchase of property and equipment.

          Funding for the Company’s operations has been principally provided by cash flows from operations, sale and leaseback of model homes and bank borrowings.  In addition the Company has utilized and will continue to utilize land options as a method of controlling and subsequently acquiring land.  The Company’s financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances.

          The Company has an unsecured revolving credit agreement, which expires December 31, 2003 and provides for borrowings of up to $50 million, of which $5 million may be used for letters of credit.  Borrowings under this agreement are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company.  As of March 31, 2001, borrowings under the facility’s line of credit totaled approximately $30 million, and approximately $15.4 million was available for additional borrowings under the calculations described above.  On July 7, 2000, the Company entered into an interest rate swap on $15 million of the above credit arrangement which fixes the interest rate at 9.96% for a period of two years.  To date, the impact of this transaction on the income statement has been immaterial.  The Company believes the amounts available under its existing borrowing arrangements and amounts generated from operations will provide funds adequate for its homebuilding activities and debt service for the foreseeable future.

          The revolving credit facility contains various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations.  The Company was in compliance with all financial covenants as of March 31, 2001.

          During fiscal 2001, the Company sold 38 model homes with a sales value of $7.9 million and leased them back under month to month leases.  Lease payments are calculated at the prime rate plus 225 to 275 basis points based on the sales value of homes remaining at the start of each month.  This transaction resulted in a gain of approximately $1.5 million that is being deferred over the estimated lease term.  At the date of the transaction, revenues of $6.4 million were recognized, which were equal to costs of the homes sold.  As the gain is recognized in future periods, it will be treated as additional revenue and gross profit with no associated costs thereby increasing the gross profit percentage over the deferral period.  $700,000 of the gain related to this transaction was recognized in the year ended March 31, 2001.

          The Company’s land purchase agreements are typically subject to numerous conditions including, but not limited to, the Company’s ability to obtain necessary zoning and other governmental approvals for the proposed developments.  The Company believes it has been successful in obtaining local governmental approvals through proactive interaction with neighborhood and citizen groups.  The Company maintains a policy of holding neighborhood meetings to gain support for its development activities.  During the initial municipal approval process, the Company confirms the availability of utilities, conducts environmental reviews, arranges acquisition development and financing, and completes its marketing construction feasibility studies.  As a result, the Company is generally able to begin marketing immediately after closing the land purchase.  This results in reduced carrying costs and increased liquidity for future development opportunities.

          To minimize the business risk associated with developing land and to maximize the use of the Company’s available capital, the Company has been able to acquire a substantial amount of its developments and lots by means of option contracts.  Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price.  Our option contracts have expiration periods ranging from 30 to 60 months.  As of March 31, 2001, the Company had option contracts for approximately 1,500 lots aggregating $56,500,000.

          The Company has generally been able to secure financing for its acquisition, development and construction activities, and management believes such arrangements will continue to be available on terms satisfactory to the Company.  There can be no assurance, however, that continued financing for land acquisitions will be available or, if available, will be on the terms satisfactory to the Company.

Inflation and Effects of Changing Prices

          The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land, material and labor costs.  In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers.  The Company attempts to pass through to its customers any increase in its costs through increased selling prices, and to date, inflation has not had a material adverse effect on the Company’s results of operations.  However, there is no assurance that inflation will not have a material adverse impact on the Company’s future results of operations.

          The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of April 1, 2001.  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  The Company has designated its interest rate swap as a hedge; upon adoption of SFAS No. 133, a liability of approximately $467,000 was recorded for the fair market value of the interest rate swap.  Changes in its fair market value will be reflected in other comprehensive income in future periods.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s exposure to market risk for a change in interest rates relates primarily to the Company’s short-term borrowings and long-term debt obligations.

          The Company’s credit facility carries interest rate risk that is generally related to the prime rate (8% on March 31, 2001).  If that rate were to change while the Company was borrowing under the facility, interest expense would increase or decrease accordingly.  As of March 31, 2001, the Company had $29.5 million outstanding under this facility.  In fiscal 2000, the Company entered into an interest rate swap hedging transaction for $15 million of its revolving credit facility at a fixed rate of 9.96% through July 2002.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements of the Company as of March 31, 2001, 2000 and 1999, and for the years then ended together with the Report of Independent Public Accountants are included in this Form 10-K on the pages indicated in the following Index to Consolidated Financial Statements.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets as of March 31, 2001 and 2000

Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

To The Rottlund Company, Inc.:

          We have audited the accompanying consolidated balance sheets of The Rottlund Company, Inc. (a Minnesota corporation) and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rottlund Company, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,
May 11, 2001

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated balance sheets
As of March 31
(In thousands, except per share data)

	2001	2000

ASSETS

CASH AND CASH EQUIVALENTS	$7,079	$8,087
ESCROW AND OTHER RECEIVABLES	2,444	2,447
LAND, DEVELOPMENT COSTS AND FINISHED LOTS	55,254	47,224
RESIDENTIAL HOUSING COMPLETED AND UNDER CONSTRUCTION	29,421	30,231
PROPERTY AND EQUIPMENT, net	634	867
DEFERRED INCOME TAX BENEFIT	3,499	1,796
OTHER ASSETS, net	5,416	8,114
	$103,747	$98,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Revolving credit facility	$29,950	$21,135
Notes payable	-	23,069
Accounts payable	15,823	10,785
Accrued expenses	9,535	6,459
Income taxes payable	3,493	158
Total liabilities	58,801	61,606

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 10,000 shares authorized; no shares issued and outstanding
Common stock, $.10 par value, 40,000 shares authorized; 5,852 and 5,804 shares issued and outstanding	585	580
Paid-in capital	11,512	11,517
Retained earnings	32,849	25,063

Total shareholders’ equity	44,946	37,160
	$103,747	$98,766

The accompanying notes are an integral part of these consolidated financial statements. THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated statements of operations

For the years ended March 31
(In thousands, except per share data)

	2001	2000	1999

NET SALES:
Homes	$251,050	$245,440	$252,675
Land	9,324	15,394	----
Total net sales	260,374	260,834	252,675

COST OF SALES:
Homes	207,086	208,449	215,074
Land	8,707	14,039	----
Gross margin	44,581	38,346	37,601

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,381	26,409	26,112
IMPAIRMENT OF LAND VALUE	1,050	-	-
Operating income	15,150	11,937	11,489

INTEREST EXPENSE	1,151	2,685	2,714
Income (loss) before income taxes and extraordinary charge	13,999	9,252	8,775

INCOME TAX PROVISION	5,601	3,793	3,598
Net income before extraordinary charge	8,398	5,459	5,177

Extraordinary charge, net of taxes of $410, Note 2	612	-	-
Net income	$7,786	$5,459	$5,177

BASIC AND DILUTED EARNINGS PER SHARE
Income before extraordinary charge	$1.43	$.94	$.90
Extraordinary charge	(.10)	-	-
Net income	$1.33	$0.94	$0.90

The accompanying notes are an integral part of these consolidated financial statements. THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated statements of shareholders’ equity

For the years ended March 31
(In thousands)

	Common stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
BALANCE, March 31, 1998	5,745	$574	$11,314	$14,427	$26,315
Net income	----	----	----	5,177	5,177
Stock issued under employee stock purchase plan	28	3	103	----	106

BALANCE, March 31, 1999	5,773	577	11,417	19,604	31,598
Net income	----	----	----	5,459	5,459
Stock issued under employee stock purchase plan	31	3	100	----	103

BALANCE, March 31, 2000	5,804	580	11,517	25,063	37,160
Net income	----	----	----	7,786	7,786
Stock issued under employee stock purchase plan	48	5	(5)	----	----

BALANCE, March 31, 2001	5,852	$585	$11,512	$32,849	$44,946

The accompanying notes are an integral part of these consolidated financial statements.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

For the years ended March 31
(In thousands)

	2001	2000	1999
OPERATING ACTIVITIES:
Net income	$7,786	$5,459	$5,177
Adjustments to reconcile net income to net cash provided by (used for) operating activities-
Depreciation and amortization	1,519	724	790
Impairment of land value	1,050	-	-
Deferred income taxes	(1,703)	(191)	(441)
Change in operating items:
Escrow and other receivables	3	160	(87)
Land, development costs and finished lots	(9,080)	(909)	932
Residential housing completed and under construction	810	(6,504)	3,405
Other assets	1,874	(575)	(3,002)
Accounts payable	5,038	1,880	(2,648)
Accrued expenses	3,076	327	3,626
Income taxes payable	3,335	(4,105)	4,263

Net cash provided by (used for) operating activities	13,708	(3,734)	12,015

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(462)	(577)	(370)

FINANCING ACTIVITIES:
Proceeds from (repayments of) revolving credit facility, net	8,815	10,850	(4,725)
Repayments of notes payable	(23,069)	(5,897)	(5,809)
Proceeds from issuance of mortgage notes payable	-	784	1,094
Proceeds from stock issued under employee stock purchase plan	-	103	106

Net cash provided by (used for) financing activities	(14,254)	5,840	(9,334)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,008)	1,529	2,311

CASH AND CASH EQUIVALENTS:
Beginning of year	8,087	6,558	4,247

End of year	$7,079	$8,087	$6,558

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,151	$2,685	$2,714
Cash paid for income taxes	$3,559	$8,095	$-

The accompanying notes are an integral part of these consolidated financial statements. The accompanying notes are an integral part of these consolidated financial statements.
THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Notes to consolidated financial statements
March 31, 2001, 2000 and 1999

1.       Business description and summary of significant accounting policies

Nature of business

The Rottlund Company, Inc. (a Minnesota corporation) and its subsidiaries, collectively referred to as the Company, are engaged in the design, construction, marketing and sale of residential real estate. The Company’s primary developments are in Minnesota, with additional development sites in Iowa, Florida and New Jersey; accordingly, the Company’s operations can be impacted significantly by the residential real estate market conditions in each of these geographic areas.

During fiscal year 2001 the Company exited the Indiana market.  The Company sold land, finished lots, residential housing under construction and various models for carrying value of approximately $5,700,000.   During fiscal year 2000 the Company substantially exited the Orlando and Ft. Myers, Florida, markets. The Company sold land, finished lots, residential housing under construction and various models with a carrying value of approximately $10,835,000 for $12,090,000. Certain of the sales were made to the former vice presidents of the Company. In management’s opinion, such transactions were negotiated at terms equivalent to those used in transacting business with unrelated parties.

The Company has generally been able to secure financing for its acquisition, development and construction activities, and management believes that such arrangements will continue to be available on terms satisfactory to the Company. However, there can be no assurance that continued financing for land acquisitions will be available or, if available, will be on terms satisfactory to the Company.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of The Rottlund Company, Inc. and its wholly owned subsidiaries, including a 60% ownership in Firstar Advantage, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

The estimation process involved in determining if assets have been impaired and in determining fair value is inherently uncertain since it requires estimates of current market yields, as well as future events and conditions.  Such future events and conditions include economic and market conditions.  The realization of the estimates applied to the Company’s real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may differ materially from estimated fair values.

Revenue recognition

Revenue from sales of properties is recognized upon a formal closing and conveyance of title to the buyer. Escrow receivables represent funds held in escrow because the Company is obligated to perform minor activities subsequent to a formal closing. Customer earnest money deposits received under binding purchase agreements are reflected as accrued expenses until a formal closing.

Fair values of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  Considerable judgement is necessary to interpret the market data and develop the estimated fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents approximate their fair value due to their short-term nature.

The fair value of the Company’s interest rate swap is the settlement amount, based on an estimate obtained from its financial institution.  Based on the estimate, if the Company was to terminate its swap agreement, it would have to pay approximately $467,000 as of March 31, 2001.

It is estimated that the carrying values of the Company’s other financial instruments are not materially different from their recorded amounts as of March 31, 2001 and 2000.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Land, development costs and finished lots

Direct costs related to land development, including land acquisition costs, improvement and construction costs for clearing and grading, roads and utility systems, architectural, surveying, engineering and legal fees, and real estate taxes, are capitalized as costs of land. The Company also capitalizes interest incurred in connection with land held for development; interest of approximately $2,700,000, $2,400,000 and $2,400,000 was capitalized in fiscal years 2001, 2000 and 1999, respectively. Aggregate development costs are allocated to finished lots and charged to cost of sales upon a formal closing and conveyance of title to the buyer.

During 2001, the Company recorded a noncash write-down of land, development costs and finished lots at development sites in Minneapolis and New Jersey of $1,050,000.  The impairment was determined by the Company’s management based on decreases in the market value of the sites as well as development costs in excess of amounts to be realized.  Management determined the fair value of these development sites based on various methods, including undiscounted cash flow projections and evaluations of comparable market prices of land.  The write-down for impairment of long-lived assets was calculated in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Residential housing completed and under construction

Residential housing completed and under construction represents the direct costs of construction of single-family and multi-family home projects, excluding land costs. Residential housing is valued at the lower of cost or estimated fair value.

Property and equipment

Property and equipment are stated at cost. Additions and major renewals are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is provided using accelerated methods; principally over three to five years for model home furnishings and five to seven years for furniture and equipment. Accumulated depreciation totaled $541,000 and $807,000 as of March 31, 2001 and 2000, respectively.

Other assets

Other assets consists primarily of the excess of the purchase price paid for business acquisitions over the net assets acquired, deferred financing costs and deposits for the option to acquire land. The excess of the purchase price paid for business acquisitions over the net assets acquired was being amortized over 20 years, with accumulated amortization of $0 and $294,000 as of March 31, 2001 and 2000, respectively.

The Company periodically evaluates whether events and circumstances have occurred which may affect the recoverability of its other assets.  If such events or circumstances indicate that the carrying amount of other assets may not be recoverable, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the other assets, the Company will determine the fair value of the assets and recognize an impairment loss.  Approximately $750,000 in impairment losses were recognized in the year ending March 31, 2001 related to the excess of purchase price paid over the net assets acquired.  No such losses were recorded for the year ended March 31, 2000.

Deferred financing costs are amortized over the lives of the respective financing agreements, with accumulated amortization of $29,000 and $201,000 as of March 31, 2001 and 2000, respectively. Deposits for the option to acquire land are capitalized as land, development costs and finished lots at the time of exercise or are charged to expense upon expiration.

Income taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Product warranty

The Company warrants its residential housing for periods from 10 to 15 years. The Company purchases insurance coverage for periods after two years. Warranty costs are estimated at the time of sale and adjusted annually to reflect ultimate experience. Product warranty costs of $2,165,000 and $1,558,000 are included in accrued liabilities and $1,822,000 and $1,234,000 are included in cost of sales in the accompanying consolidated financial statements.

Derivatives

The company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of April 1, 2001.  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has designated its interest rate swap as a hedge; upon adoption of SFAS No. 133 a liability of approximately $467,000 was recorded for the fair market value of the interest rate swap.  Changes in its fair market value will be reflected in other comprehensive income in future periods.

Customer Deposits

Deposits are received from customers upon execution of a purchase contract.  In most instances the Company can use the deposit to partially finance the working capital requirements of the home construction.  As of March 31, 2001 and 2000, the Company had deposits of approximately $2,872,000 and $2,197,000, respectively included in accrued liabilities in the consolidated balance sheet.

Advertising

The Company’s advertising expense amounted to $1,953,000, $2,038,000 and $1,848,000 in fiscal years 2001, 2000 and 1999, respectively.  Advertising costs are expensed as incurred.

Net earnings per share

 Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Company’s stock option plans. A reconciliation of these amounts is as follows (in thousands, except per share and antidilutive stock options data):

	2001	2000	1999

Net income	$7,786	$5,459	$5,177

Weighted average number of common shares outstanding:
Basic	5,852	5,804	5,773
Dilutive effect of stock options	3	----	----

Common and potential common shares outstanding:	5,855	5,804	5,773
Basic and diluted earnings per share	$1.33	$0.94	$0.90
Diluted earnings per share	$1.33	$0.94	$0.90
Antidilutive stock options	383,691	713,378	844,102

Stock options were antidilutive because they had an exercise price greater than the average market price during the year.

2.       Debt

Revolving credit facility

The Company has an unsecured revolving credit agreement (the “Credit Facility”) that provides for borrowings of up to $50 million, of which $5 million may be used for letters of credit. Borrowings under the Credit Facility are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company. Borrowings under the Credit Facility bear interest at the prime rate (8.0 percent as of March 31, 2001). As of March 31, 2001, borrowings outstanding under the Credit Facility’s line of credit totaled $29,950,000, and $15,374,000 was available for additional borrowing under the calculation described above. The Credit Facility expires on December 31, 2003.

During fiscal years 2001, 2000 and 1999, the maximum balance outstanding under current and former revolving credit facilities was $49,235,000, $32,815,000 and $21,835,000, and the average balance was $36,912,000, $23,818,000 and $18,151,000, respectively. The weighted average interest rate during such years was 9.4 percent, 8.9 percent and 8.7 percent, respectively. The carrying amount of borrowings outstanding under the Credit Facility as of March 31, 2001 and 2000 approximates their fair value due to their current maturities and/or variable interest rates.

The Credit Facility contains various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations. The Company was in compliance with all financial covenants as of March 31, 2001.

Senior notes payable

In December 1994, the Company issued $25 million of 12.1 percent senior notes payable, and in February 1996, the Company issued an additional $10 million of 9.4 percent senior notes payable (collectively, the Senior Notes). Proceeds were used to retire certain mortgage notes payable and for working capital purposes.

In fiscal year 2001, the Company paid, in full, the obligations associated with the Senior Notes, including $900,000 in early extinguishment penalties.  Additionally, the Company expensed the remaining debt issuance costs of $122,000.  These are reflected as an extraordinary charge in the accompanying statement of operations.

3.       Income taxes

The following summarizes the income tax provision (benefit) for the years ended March 31 (in thousands):

	2001	2000	1999
Current:
Federal	$6,409	$3,568	$3,575
State	895	416	464
Deferred	(1,703)	(191)	(441)

Provision for income taxes	$5,601	$3,793	$3,598

The components of deferred income taxes consist of the following as of March 31 (in thousands):

	2001	2000

Reserves and accruals	$1,418	$624
Land and development	1,434	891
Amortization	322	11
Gain on the sale leaseback of model homes	315	-
Other	10	270
Deferred income tax asset	$3,499	$1,796

A reconciliation of the Company’s statutory federal income tax rate to the effective tax rate is as follows for the years ended March 31:

	2001	2000	1999

Statutory federal rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.0	6.0	6.0
Other	-	1.0	1.0
Effective tax rate	40.0%	41.0%	41.0%

4.       Employee stock plans

Stock option plans

The Company has a stock option plan (the Plan) which provides for the granting of options to designated employees, nonemployees and consultants of the Company to purchase up to an aggregate of 1,300,000 shares of common stock at an exercise price not less than the fair market value of the common stock on the dates the options are granted. The options become exercisable in equal amounts over a five-year period from the date of grant and expire ten years from the date of grant. Certain options granted during fiscal year 1999 have a vesting period of seven years, but are accelerated if certain financial targets are met each year.

The Company also has a director stock option plan (“DSOP”), pursuant to which 100,000 shares of common stock have been reserved for the granting of stock options to the Company’s outside directors. Under the DSOP, the Company granted initial options for the purchase of 1,000 shares to each of the two outside directors and thereafter will grant stock options for the purchase of 1,000 additional shares of common stock annually for each year of continued service on the board. Each option is granted at fair market value on the date of grant and is exercisable for a period of four years, commencing one year after the date of grant.

The following table summarizes activity in the stock option plans:

	Number of shares		Weighted average exercise price
	The Plan	DSOP

Balance, March 31, 1998	535,102	4,000	$5.55
Granted	303,000	2,000	4.56

Balance, March 31, 1999	838,102	6,000	5.31
Granted	100,675	2,000	6.05
Canceled	(233,399)	----	4.67

Balance, March 31, 2000	705,378	8,000	5.74
Granted	21,500	2,000	4.24
Canceled	(350,166)	(1,000)	6.15

Balance, March 31, 2001	376,212	9,000	$5.32

Options exercisable as of March 31, 2001	277,212	7,000	$5.56

Shares available for future grants	923,288	91,000

Shares outstanding under the stock option plans as of March 31, 2001 have exercise prices ranging from $2.50 to $7.75 and a weighted average remaining contractual life of 6.3 years.

The Company follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  As permitted by SFAS No. 123, the Company has elected to continue to account for its stock option plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation costs have been recognized. Because the measurement provisions of SFAS No. 123 have not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years. Had compensation costs for these plans been recorded at fair value consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	2001	2000	1999

Net income (in thousands):
As reported	$7,786	$5,459	$5,177
Pro forma	7,619	5,238	4,959

Basic and diluted earnings (loss) per share:
As reported	$1.33	$0.94	$0.90
Pro forma	1.30	0.90	0.86

The weighted average fair value of stock options granted in fiscal years 2001, 2000 and 1999 was $1.00, $0.05 and $1.72 respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted in the fiscal years:

	2001	2000	1999

Risk-free interest rate	4.55%	5.84%–6.38%	4.33%–6.74%
Expected life	4 years	1–4 years	5–10 years
Expected volatility	44%	43%	42%
Expected dividend yield	None	None	None

5.       Retirement savings plan

The Company sponsors a 401(k) profit-sharing plan which covers all employees over the age of 20½ years who elect to participate. The Company may, at its discretion, make contributions to the 401(k) plan. All plan contributions vest in equal installments over a five-year period. The Company contributed $214,000, $197,000 and $191,000 to the 401(k) plan in fiscal years 2001, 2000 and 1999, respectively.

6.       Commitments and contingencies

Letters of credit and performance bonds

Letters of credit and bonds are issued on behalf of the Company during the ordinary course of business, as required by certain development agreements with municipalities. As of March 31, 2001, the Company had outstanding letters of credit totaling $4,676,000 and outstanding performance bonds approximating $12 million.

Land Options

The Company has option contracts for the acquisition of certain developments and lots.  Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price.  The Company’s option contracts have expiration periods ranging from 30 to 60 months.  As of March 31, 2001, the Company had option contracts for approximately 1,500 lots aggregating $56,500,000.

Litigation

The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are not expected to be material to the Company’s financial position, results of operations or cash flows.

Leases

The Company is obligated under various noncancelable operating leases for office facilities and certain equipment.  Under office leases, the Company is also required to pay real estate taxes, utilities and common area maintenance costs. Rental expense under these agreements, excluding leaseback of model homes, was approximately $679,000, $817,000 and $728,000 in fiscal years 2001, 2000 and 1999, respectively.

Future minimum lease payments required under noncancelable operating lease agreements are as follows
(in thousands):

Fiscal year

2002	$386
2003	355
2004	278
2005	154
2006	135
$1,308

Sale and leaseback of model homes

During fiscal year 1999, the Company entered into three agreements for the sale and leaseback of 21 of its model homes in Minnesota and New Jersey for approximately $3,602,000, which resulted in the recognition of a gain of  $518,000 in fiscal year 1999. The lease term on the individual model homes is month-to-month, and rental expense for fiscal years 2001 and 2000 was approximately $855,000 and $453,000 respectively.

During fiscal year 2001 the Company sold 38 model homes with a sales value of $7.9 million and leased them back under a month to month lease.  Lease payments are calculated at the prime rate plus 225 to 275 basis points based on the sales value of homes remaining at the start of each month.  This transaction resulted in a gain of approximately $1.5 million that is being deferred over the estimated lease term.  Revenues of $6.4 million were recognized which were equal to the costs of the homes sold.  As the gain is recognized, it will be treated as additional revenue and gross profit with no associated costs thereby increasing the gross profit percentage over the deferral period.  $700,000 of the gain related to this transaction was recognized in the year ended March 31, 2001.

7.       Quarterly financial information (unaudited)

The following is a condensed summary of quarterly results of operations for fiscal years 2001 and 2000 (in thousands, except per share data):

	Net sales	Gross margin	Net income	Earnings per share (Basic)	Earnings per share (Diluted)

Fiscal year 2001:
First quarter	$49,605	$7,512	$253	$0.04	$0.04
Second quarter	75,766	12,672	3,037	0.52	0.52
Third quarter	64,299	11,082	2,169	0.37	0.37
Fourth quarter	70,704	13,315	2,327	0.40	0.39
	$260,374	$44,581	$7,786	$1.33	$1.33

Fiscal year 2000:
First quarter	$49,587	$7,143	$316	$0.05	$0.05
Second quarter	62,813	9,213	1,148	0.20	0.20
Third quarter	60,777	8,648	1,078	0.19	0.19
Fourth quarter	87,657	13,342	2,917	0.50	0.50
	$260,834	$38,346	$5,459	$0.94	$0.94

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Election of Directors” in the Proxy Statement for Annual Meeting of Shareholders to be held September 20, 2001 (the “2001 Proxy Statement”).  Set forth below are the names, ages and positions of the executive officers of the Company.

David H. Rotter	54	President, Secretary and Director
Bernard J. Rotter	58	Vice President, Treasurer and Director
Todd M. Stutz	43	Executive Vice President and Director
Steven A. Kahn	52	Chief Financial Officer
Timothy M. Whitten	50	Executive Vice President

          The officers of the Company are elected annually and serve at the discretion of the Board of Directors. Todd M. Stutz is employed pursuant to written employment agreements.

Background of Executive Officers

          David H. Rotter is a founder of the Company and has been a member of its Board of Directors since its inception.  He served as the Company’s Vice President from 1973 through March 1990, and has served as President from April 1990, to the present.  He has also served as the Company’s Secretary since its inception.  He is the brother of Bernard J. Rotter.

          Bernard J. Rotter has served as a Director, Vice President and Treasurer of the Company since July 1984.  He is the brother of David H. Rotter.

          Todd M. Stutz was elected a Director of the Company in August 1992, and has served as Executive Vice President of the Company and President of its Minnesota division since June 1991.  He joined the Company in April 1989, and served as its Land Development Manager until June1991.  Between April 1980, and March 1989, he was employed by the Housing and Redevelopment Authority of the City of Columbia Heights, Minnesota, as Executive Director.

          Steven A. Kahn was elected Chief Financial Officer of the Company in November 2000.  Prior to that time, he was the Vice President and Chief Financial Officer of K-Tel International, Inc. (January 1999-June 2000), a music marketing company and ACI Telecentrics (June 1996-December 1998), a teleservices company.

          Timothy M. Whitten was elected Executive Vice President of the Company in January 2001.  Prior to that time, he was Vice President of Architecture of the Company.  Mr. Whitten joined the Company in July 1995.

Item 11.	EXECUTIVE COMPENSATION

          Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the 2001 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2001 Proxy Statement.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption “Certain Transactions” in the 2001 Proxy Statement.

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a)	Documents filed with this report.
(1) See index to consolidated financial statements.
(2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.
(b)	Reports on Form 8–K. During the quarter ended March 31, 2001, the Company filed no reports on Form 8–K with the Securities and Exchange Commission.
(c)	Exhibits

Exhibit Number	Description
3.1	The Company’s Restated Articles of Incorporation.(1)
3.2	The Company’s Bylaws.(1)
10.1	The Rottlund Company, Inc. 1992 Stock Option Plan.(1)
10.2	The Rottlund Company, Inc. 1992 Director Stock Option Plan.(1)
10.3	The Rottlund Company, Inc. Employee Stock Purchase Plan.(1)
10.4	Form of Shareholders Agreement.(1)
10.5	Second Amended and Restated Credit Agreement with BankBoston, N.A., dated November 30, 1999.(3)
10.6	First Modification of Second Amended and Restated Credit Agreement with Fleet National Bank and Bank United, dated April 21, 2000.(3)
10.11	Third Modification of Second Amended and Restated Credit Agreement and loan documents(2)
23	Consent of Arthur Andersen LLP.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-51726.
(2)	Incorporated by reference to the Company’s filing on Form 10-Q for the quarter ended December 31, 2000.
(3)	Incorporated by reference to the Company’s filing on Form 10-K for the year ended March 31, 2000.

SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ROTTLUND COMPANY. INC.
Dated: June 12, 2001
	By	/s/ David H. Rotter
David H. Rotter
President, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Rotter	President, Chief Executive Officer and Director	June 12, 2001
David H. Rotter

/s/ Bernard J. Rotter	Vice President, Treasurer and Chairman of the Board	June 12, 2001
Bernard J. Rotter

/s/ Steven A. Kahn	Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2001
Steven A. Kahn

/s/ Todd M. Stutz	Executive Vice President and Director	June 12, 2001
Todd M. Stutz

/s/ Dennis J. Doyle	Director	June 12, 2001
Dennis Doyle

/s/ Scott D. Rued	Director	June 12, 2001
Scott D. Rued