Form 10-Q
period 2001-06-30
ROTTLUND CO INC
filed 2001-08-03
CIK 891329

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ To __________

Commission file number  0-20614

THE ROTTLUND COMPANY, INC.
(Exact name of registrants as specified in its charter)

MINNESOTA	41-1228259
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3065 Centre Pointe Drive, Roseville, MN	55113
(Address of principal executive offices)	(Zip Code)
(651) 638-0500
(Registrant’s telephone number, including area code)

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

Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, at July 31, 2001 was 5,852,572 shares.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Part I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets – Unaudited
As of
(In thousands, except per share data)

	June 30, 2001	March 31, 2001

ASSETS

Cash and cash equivalents	$792	$7,079
Escrow and other receivables	2,073	2,444
Land, development costs and finished lots	65,699	55,254
Residential housing completed and under construction	37,132	29,421
Property and equipment, net	628	634
Deferred taxes	3,499	3,499
Other assets	5,397	5,416

	$115,220	$103,747

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Revolving credit facility	$41,000	$29,950
Mortgage notes payable	4,395	–
Accounts payable	14,239	15,823
Accrued expenses	8,103	9,535
Income taxes payable	1,250	3,493

Total liabilities	68,987	58,801

Shareholders' equity:
Preferred stock, $.10 par value, 10,000 shares authorized; none issued	–	–
Common stock, $.10 par value, 40,000 shares authorized; issued and outstanding 5,852 and 5,852 respectively	585	585
Paid-in capital	11,512	11,512
Other comprehensive income	(275)	–
Retained earnings	34,411	32,849

Total shareholders' equity	46,233	44,946

	$115,220	$103,747

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations – Unaudited
(in thousands, except per share data)

	For the Three Months Ended June 30,

	2001	2000

Net sales	$48,439	$49,605
Cost of sales	39,955	42,093

	8,484	7,512

Selling, general and administrative expense	6,063	5,720

Operating income	2,421	1,792

Other income (expense):
Interest expense	(1)	(506)
Other income	184	156

Income before provision for income taxes and extraordinary charge	2,604	1,442
Extraordinary charge, net of tax	–	612

Provision for income taxes	1,042	577

Net income	$1,562	$253

Basic and diluted earnings per share:
Income before extraordinary charge	$0.27	$0.14
Extraordinary charge	–	(0.10)

Net earnings per share	$0.27	$0.04

Weighted average shares outstanding	5,853	5,852

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows – Unaudited
(In thousands)

	For the Three Months Ended June 30,

	2001	2000

OPERATING ACTIVITIES:

Net income before extraordinary charge	$1,562	$865
Extraordinary charge	–	(612)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97	127
Changes in operating items:
Escrow and other receivables	371	(97)
Land, development costs and finished lots	(10,445)	1,600
Residential housing completed and under construction	(7,711)	(10,344)
Deferred financing costs and other assets	19	(2,307)
Accounts payable	(2,042)	922
Accrued liabilities	(1,432)	(1,048)
Income taxes payable	(2,060)	(31)

Net cash (used for) operating activities	(21,641)	(10,925)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(91)	(75)

FINANCING ACTIVITIES:
Proceeds (Repayments) from mortgage notes payable	4,395	(259)
Proceeds from revolving credit facility, net	11,050	26,325
Repayment of Senior Notes Payable	–	(21,846)

Net cash provided by financing activities	15,445	4,220

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,287)	(6,780)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,079	8,087

End of period	$792	$1,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of $713 and $600 capitalized, respectively	$1	$506

Cash paid for income taxes	$3,100	$193

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.          General

The consolidated financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on form 10-K for the year ended March 31, 2001 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

The Company has experienced, and expects to continue to experience significant variability in quarterly net sales and net income.  Operating results for the three month period ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

2.          Revolving Credit Facility to Bank

As of June 30, 2001, the Company had a line-of-credit arrangement with a bank totaling $50,000,000, with interest at the bank’s prime rate (as of June 30, 2001 that rate was 6.75%).  Borrowings outstanding at June 30, 2001 were $41,000,000 under this arrangement.  In addition, there were $1,794,000 letters of credit outstanding under this arrangement at June 30, 2001.  As of June 30, 2001 the Company was in compliance with debt covenants under this revolving facility.

3           Derivatives

The company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of April 1, 2001.  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company’s revolving credit agreement has variable rate borrowings based on the prime rate. To minimize the Company’s exposure to the risk of changes in its interest payments attributable to changes in interest rates, the Company entered into an interest rate swap in July 2000. Company has designated this interest rate swap as a hedge.

As a result of the adoption of SFAS No. 133, the Company recorded in the first quarter of fiscal 2002, the cumulative effect of a change in accounting principle to other comprehensive income (loss) of $(458,000), net of $(183,000) tax benefit, which will be reclassified to earnings through the expiration of the interest rate swap in July, 2002.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following table sets forth certain information regarding the Company's operations for the periods indicated.

	Percentage of Net Sales

	For The Three Months Ended June 30

	2001	2000

Net sales	100.0%	100.0%
Cost of sales	82.5	84.9

Gross profit	17.5	15.1

Selling, general and administrative expense	12.5	11.5

Operating income	5.0	3.6

Other income (expense):
Interest expense	–	(1.0)
Other income	0.4	0.3

Income before provision for income taxes and extraordinary charge	5.4	2.9
Extraordinary loss, net of tax	–	1.2

Provision for income taxes	2.2	1.2

Net income	3.2%	0.5%

Number of homes closed	228	297

Backlog

The following table sets forth the Company's backlog as of the dates indicated:

June 30,	Number of Homes	Sales Value

2001	648	$135,500,000
2000	616	$123,318,000

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended
June 30, 2000

Net sales were $48.4 million for the three months ended June 30, 2001 as compared to $49.6 million, a decrease of $1.2 million or 2.4%. The decrease was the result of a 23.2% decline in the number of homes closed by the Company to 228 units for the three months ended June 30, 2001, from 297 units during the same period in 2000.  The decrease in the number of homes sold is directly related to the Company's exiting the Orlando, Ft Myers and Indianapolis markets and weather delays experienced in spring 2001 construction.  On a remaining market basis, primarily due to the weather delays, homes closed decreased 10.6%. The backlog at June 30, 2001 is 648 homes representing $135.5 million in revenue compared to 616 homes and $123.3 million in revenue last year.  The average selling price of a home increased 27.2% to $212,500, during the three months ended June 30, 2001 from $167,000 for the comparable period in 2000.  This increase was the result of higher selling prices as well as a higher percentage of single family homes, which have higher selling prices than multi-family homes, closing in the current year compared to last year.  Single family homes represented  43% of the homes closed in the quarter compared to 26% last year.

Gross profit increased by 13.3%, to $8.5 million for the three months ended June 30, 2001, from $7.5 million for the comparable period of 2000.  The gross profit margin increased to 17.5% for the three months ended June 30, 2001 from 15.1% for the comparable period of 2000.  The increased gross profit margin was primarily due to higher average selling prices and decreased direct costs as a percentage of sales.

Selling, general and administrative expenses increased by 7.0% to $6.1 million in the three months ended June 30, 2001, from $5.7 million for the comparable period of 2000.  As a percentage of net sales, selling, general and administrative expense increased to 12.5% for the three month period ended June 30, 2001, from 11.5% for the same period in 2000.  Insurance, real estate taxes and model home lease costs were the items with significant increases in the quarter compared to last year.

Interest expense before capitalization, decreased to $714,000 for the three months ended June 30, 2001, from $1,106,000 for the comparable period in 2000.  The decrease in interest expense is primarily due to the Company’s lower borrowing needs and lower interest rates for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.  The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers.  Interest expense, net of interest capitalization, was $1,000 in the quarter ended June 30, 2001, as compared to $506,000 in the same period in 2000.

 The Company had $23,069,000 in senior notes, which were retired in April 2000 and replaced with the revolving credit line.  In connection with the retirement of the senior debt, the Company incurred an extraordinary charge of $612,000, net of tax of $410,000 in the three months ending June 30, 2000.

The Company’s effective tax rate for both periods was approximately 40%, which reflects the federal statutory rate plus state taxes, net of federal income tax benefit.

As a result of the above, net income increased to $1,562,000 ($0.27 per share basic and diluted) in fiscal 2001 from $253,000 ($0.04 per share basic and diluted) in fiscal 2000.

Liquidity and Capital Resources

Funding for the Company’s operations has been principally provided by cash flows from operations, sale and leaseback of model homes, seller financing of land and bank borrowings.  In addition the Company has utilized and will continue to utilize land options as a method of controlling and subsequently acquiring land.  The Company’s financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances.

At June 30, 2001, the Company had available cash and cash equivalents of approximately $0.8 million compared to $7.1 million at March 31, 2001.

For the three months ended June 30, 2001, $21.6 million in cash was used by operations.  Financing activities included a $11.0 million increase in the amounts borrowed under the revolving line of credit and $4.4 million in mortgages assumed.

The Company has an unsecured revolving credit agreement, which expires December 31, 2003 and  provides borrowings of up to $50 million, of which $5 million may be used for letters of credit.  Borrowings under this agreement are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company.  As of June 30, 2001, borrowings under this facility’s line of credit totaled $41.0 million, and $7.2 million was available for borrowing under the calculation described above.  On July 7, 2000, the Company entered into an interest swap on $15 million of the above credit arrangement which fixes the interest rate at 9.96% for a period of two years. The Company believes the amounts available under its existing borrowing arrangements and amounts generated from operations will provide funds adequate for its home building activities and debt service for the foreseeable future.

The revolving credit facility contains various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations.  The Company was in compliance with all financial covenants as of June 30, 2001.

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

To minimize the business risk associated with developing land and to maximize the use of the Company’s available capital, the Company has been able to acquire a substantial amount of its developments and lots by means of option contracts.  Option contracts generally require the payment of cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price.  Our option contracts have expiration periods ranging from 30 to 60 months.

The Company has generally been able to secure financing for its acquisition, development and construction activities, and management believes such arrangements will continue to be available on terms satisfactory to the Company.  There can be no assurance, however, that continued financing for land acquisitions will be available or, if available, will be on terms satisfactory to the Company.

Inflationary Factors

The Company, as well as the home building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land, material and labor costs.  In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers.  The Company attempts to pass through to its customers any increase in its costs through increased selling prices, and to date, inflation has not had a material adverse effect on the Company's results of operations.  However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

Part II – Other Information

Items 1 through 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. Not applicable.

(b)	Reports on Form 8-K.

The registrant filed no reports on Form 8-K during the three months ended June 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROTTLUND COMPANY, INC.

Date:	August 3, 2001	By: /s/ David H. Rotter

David H. Rotter
President and
Chief Executive Officer

Date:	August 3, 2001	By: /s/ Steven A. Kahn

Steven A Kahn
Chief Financial Officer
(Principal Financial and
Accounting Officer)