Form 10-Q
period 2001-09-30
ROTTLUND CO INC
filed 2001-11-07
CIK 891329

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, at November 2, 2001, was 5,852,572 shares.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1.  Financial Statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

(In thousands, except per share data)

	(Unaudited)
	September 30, 2001	March 31, 2001

ASSETS

Cash and cash equivalents	$2,528	$7,079
Escrow and other receivables	2,255	2,444
Notes receivable	6,352	-
Land, development costs and finished lots	62,768	55,254
Residential housing completed and under construction	35,540	29,421
Property and equipment, net	628	634
Deferred income taxes	3,499	3,499
Land deposits and other assets	5,376	5,416
	$118,946	$103,747

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Revolving credit facility	$41,425	$29,950
Mortgage notes payable	4,395	-
Accounts payable	13,704	15,823
Accrued expenses	8,642	9,535
Income taxes payable	1,510	3,493
Total liabilities	69,676	58,801

Shareholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.10 par value, 40,000,000 shares authorized; issued and outstanding 5,852,572 and 5,851,572 respectively	585	585
Paid-in capital	11,516	11,512
Other comprehensive income (loss)	(312)	-
Retained earnings	37,481	32,848
Total shareholders' equity	49,270	44,946
	$118,946	$103,747

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations – Unaudited

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000

Net sales – home sales	$64,921	$72,355	$113,360	$121,961
Net sales – land/lot sales	13,105	3,410	13,365	3,410
	78,026	75,765	126,725	125,371

Cost of sales – home sales	52,340	59,850	92,295	101,943
Cost of sales – land/lot sales	13,274	3,244	13,524	3,244
	65,614	63,094	105,819	105,187

Gross profit – home sales	12,581	12,505	21,065	20,018
Gross profit (loss) – land/lot sales	(169)	166	(159)	166
	12,412	12,671	20,906	20,184

Selling, general and administrative expense	7,544	7,323	13,606	13,043
Operating income	4,868	5,348	7,300	7,141

Other (income) expense:
Interest expense	1	385	2	891
Other income	(250)	(99)	(423)	(255)

Income before income taxes & extraordinary charge	5,117	5,062	7,721	6,505

Provision for income taxes	2,046	2,025	3,088	2,602
Net income before extraordinary charge	3,071	3,037	4,633	3,903
Extraordinary charge, net of tax	-	-	-	612

Net income	$3,071	$3,037	$4,633	$3,291

Basic and diluted earnings per share:
Net income per share before extraordinary charge	$0.52	$0.52	$0.79	$.67
Extraordinary charge	-	-	-	(.11)
Net income per share	$0.52	$0.52	$0.79	$0.56

Weighted average shares outstanding	5,893	5,852	5,881	5,852

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – Unaudited

(In thousands)

	For the Six Months Ended September 30,
	2001	2000

OPERATING ACTIVITIES:

Net income	$4,633	$3,291
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	11	193
Changes in operating items:
Escrow and other receivables	189	614
Land, development costs and finished lots	(7,515)	1,296
Residential housing completed and under construction	(6,119)	(2,950)
Other assets	40	(1,228)
Accounts payable	(2,431)	1,259
Accrued expenses	(893)	1,449
Income taxes payable	(1,983)	1,994
Net cash provided by (used for) operating activities	(14,068)	5,918

INVESTING ACTIVITIES:
Increase in notes receivable	(6,352)	-
Purchase of property and equipment, net	(5)	(98)
	(6,357)	(98)
FINANCING ACTIVITIES:
Proceeds from (repayments of) notes payable, net	4,395	(648)
Proceeds from revolving credit facility, net	11,475	13,990
Proceeds from stocks exercised	4	-
Repayment of senior notes payable	-	(21,845)
Net cash provided by (used for) financing activities	15,874	(8,503)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,551)	(2,683)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,079	8,087

End of period	$2,528	$5,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of $1,561 and $1,229 capitalized, respectively	$2	$891
Cash paid for income taxes	$5,070	$199

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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income.  Operating results for the three and six months ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

Note 2.       Revolving Credit Facility to Bank

As of September 30, 2001, the Company had a line-of-credit arrangement with a bank totaling $60,000,000, with interest at the bank’s prime rate (as of September 30, 2001 that rate was 6.00%).  In October, 2001, the Company amended its interest rate swap, which fixes the first $15 million of debt at 8.34% through December 31, 2003, from the previous swap, which was at 9.96% and expired July, 2002.  Borrowings outstanding at September 30, 2001 were $41,425,000 under this arrangement.  In addition, letters of credit totaling approximately $4,519,000 were outstanding under this arrangement at September 30, 2001.

Note 3.  Derivatives

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

The Company’s revolving credit agreement has variable rate borrowings based on the prime rate. To minimize the Company’s exposure to the risk of changes in its interest payments attributable to changes in interest rates, the Company entered into an interest rate swap in July 2000. This interest rate swap was amended in October 2001.  The Company has designated this interest rate swap as a hedge.

As a result of the adoption of SFAS No. 133, the Company recorded in the first six months of fiscal 2002, the cumulative effect of a change in accounting principle to other comprehensive loss of $546,000, net of $234,000 tax benefit, which will be reclassified to earnings through the expiration of the interest rate swap in July, 2002.

Note 4.  Sale of Subsidiary Assets

On August 24, 2001, the Company sold substantially all of the assets of its subsidiary, Rottlund Homes of New Jersey, Inc.  The purchase price approximated $14.7 million, of which $8.4 million was cash and $6.3 million was in notes, due within one year.  In connection with the sale and related closure expenses, the Company recorded an after tax loss of approximately $360,000 ($0.06 per share) in the fiscal second quarter ending September 30, 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following table sets forth certain information regarding the Company's operations for the periods indicated.

	Percentage of Net Sales

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000

Net sales – home sales	83.2%	95.5%	89.5%	97.3%
Net sales – land/lot sales	16.8	4.5	10.5	2.7
	100.0	100.0	100.0	100.0

Cost of sales – home sales	67.1	79.0	72.8	81.3
Cost of sales – land/lot sales	17.0	4.3	10.7	2.6
	84.1	83.3	83.5	83.9

Gross profit – home sales	16.1	16.5	16.6	16.0
Gross profit (loss) – land/lot sales	(0.2)	0.2	(0.1)	0.1
	12,412	16.7	16.5	16.1

Selling, general and administrative expense	9.7	9.7	10.7	10.4
Operating income	6.2	7.0	5.8	5.7

Other (income) expense:
Interest	-	.5	-	0.7
Other	(.3)	(.1)	(.3)	(.2)

Income before income taxes & extraordinary charge	6.5	6.6	6.1	5.2

Provision for income taxes	2.6	2.6	2.4	2.1
Net income before extraordinary charge	3.9	4.0	3.7	3.1
Extraordinary charge, net of tax	-	-	-	612

Net income	3.9%	4.0%	3.7%	2.6%

Number of homes closes	295	392	523	689

Backlog

The following table sets forth the Company's backlog as of the dates indicated:

	Number of
September 30,	Homes	Sales Value

2001	602	$112,000,000
2000	580	$120,000,000

As a cautionary note to investors, certain matters discussed in this management’s discussion and analysis are forward looking statements within the meaning of the Private Securities Litigation Act of 1995.  Such matters involve risks and uncertainties, including changes in economic conditions and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors that may cause actual results to differ materially.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net sales were $78.0 million for the three months ended September 30, 2001 as compared to $75.8 million for the comparable period of 2000, an increase of $2.2 million or 2.9%.  Sales of homes were $64.9 million compared to $72.4 million in the previous year, a decrease of $7.5 million.  The prior year included a $6.4 million sale and leaseback of model homes.  During the past twelve months the Company has exited the Indianapolis and New Jersey markets.  Home sales comparisons for the remaining markets were $62.4 million in 2001 versus $63.4 million in 2000, a decrease of $1.0 million or 1.6% .  Included in the current quarter was revenue from land sales of $13.1 million versus $3.4 million in the prior year ended.  During the current quarter the Company sold substanially all of the assets of Rottlund Homes of New Jersey, Inc. for $14.7 million, of which approximately $8.4 million was in cash and $6.3 milllion was in notes receivable.  Included in the land sales in the quarter are $12.6 million related to the land sold in New Jersey.  The number of homes closed by the Company decreased by 24.6% to 295 homes for the three months ended September 30, 2001, from 392 homes during the same period in 2000.  During the quarter ended September 30, 2000, 38 of the homes closed were model home sale lease backs.  The average selling price of homes closed increased 19.2% to $220,100, during the three months ended September 30, 2001 from $184,600 for the comparable period in 2000.  This increase was due to an overall increase in prices as well as a higher percentage of single family homes, which have higher selling prices than multi-family homes, closing in the current quarter compared to last year.

Gross profit was $12.4 million for the three months ended September 30, 2001, compared to $12.7 million for the comparable period of 2000, a decrease of 2.4%.  Gross profit as a percentage of net sales decreased to 15.9% from 16.7% primarily as a result of the higher percentage of land sales in the current quarter which has a gross profit loss of $169,000 in 2001 versus a gross profit of $166,000 in 2000.  The loss relates to the land sold in New Jersey.  Gross profit on home sales was $12.6 million (19.4%) in 2001 compared to $12.5 million (16.5%) in 2000.  The increase was the result of higher selling prices and improvement in direct construction costs on homes closing in the current quarter compared to last year.

Selling, general and administrative expenses increased by 2.7% to $7.5 million in the three months ended September 30, 2001, from $7.3 million for the comparable period of 2000. As a percentage of net sales, selling, general and administrative expense remained at 9.7% for the three month period ended September 30, 2001, compared to the the same period in 2000.

In connection with the sale and related closure expenses of Rottlund Homes of New Jersey, Inc., the Company recorded an after tax loss of approximately $360,000 ($0.06) per share in the quarter ending September 30, 2001.

Interest expense before capitalization, decreased to $823,000 for the three months ended September 30, 2001, from $1,007,000 for the comparable period in 2000.  The decrease in interest expense is primarily due to a lower interest rate, compared to the three months ended September 30, 2000.  The Company capitalizes certain interest costs for land development and includes such capitalized interest in the cost of home sales when the related homes are delivered to purchasers and in land development costs and finished lots prior to delivery of the home.  Interest expense, net of interest capitalization, was $1,000 in the quarter ended September 30, 2001, as compared to $385,000 in the same period in 2000.

The Company’s effective tax rate for both periods was approximately 40%, which reflects the federal statutory rate plus state taxes, net federal income tax benefit.

As a result of the above, net income was $3,071,000 ($0.52 per share basic and diluted) in fiscal 2001, compared to $3,037,000 ($.52 per share basic and diluted) in fiscal 2000.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

Net sales were $126.7 million for the six months ended September 30, 2001 as compared to $125.4 million for the comparable period of 2000, an increase of $1.3 million or 1.0%.  Sales of homes were $113.4 million compared to $122.0 million in the previous year, a decrease of $8.6 million.  The prior year included a $6.4 million sale and leaseback of model homes.  During the past twelve months the Company exited the Indianapolis and New Jersey markets.  Home sale comparisons for the remaining markets were $107.6 million in 2001 versus $100.9 million in 2000, an increase of $6.7 million or 6.7%.  Included in the current quarter was revenue from land sales of $13.4 million versus $3.4 million in the prior year ended. During the current quarter the Company sold substantially all of the assets of Rottlund Homes of New Jersey, Inc. for $14.7 million, of which approximately $8.4 million was in cash and $6.3 million was in notes receivable.  Included in the land sales in the quarter are $12.6 million related to the land sold in New Jersey.  The number of homes closed by the Company decreased by 24.1% to 523 homes for the six months ended September 30, 2001, from 689 homes during the same period in 2000.  The average selling price of a home increased 22.4% to $216,700, during the six months ended September 30, 2001 from $177,000 for the comparable period in 2000.  This increase was due to an overall increase in prices as well as a higher percentage of single family homes, which have higher selling prices than multi-family homes, closing in the current period compared to last year.

Gross profit was $20.9 million for the six months ended September 30, 2001, compared to $20.2 million for the comparable period of 2000, a decrease of 3.5%.  Gross profit as a percentage of net sales increased to 16.5% from 16.1% primarily due to higher average selling prices and decreased direct costs as a percentage of sales.  Included in the current period was a gross profit loss on land sales of $159,000 in 2001 versus a gross profit on land sales of $166,000 in 2000.  The loss relates to the land sold in New Jersey.  Gross profit on home sales was $21.1 million (18.6%) in 2001 compared to $20.0 million (16.0%) in 2000.  The increase was the result of higher selling prices and improvement in direct construction costs on homes closing in the current period compared to last year.

Selling, general and administrative expenses increased by 4.6% to $13.6 million in the six months ended September 30, 2001, from $13.0 million for the comparable period of 2000. As a percentage of net sales, selling, general and administrative expense increased to10.7% for the six month period ended September 30, 2001, from 10.4% for the same period in 2000.

In connection with the sale and related closure expenses of Rottlund Homes of New Jersey, Inc., the Company recorded an after tax loss of approximately $360,000 ($.06) per share in the period ending September 30, 2001.

Interest expense before capitalization, decreased to $1,537,000 for the six months ended September 30, 2001, from $2,124,000 for the comparable period in 2000.  The decrease in interest expense is primarily due to a lower interest rate, compared to the six months ended September 30, 2000.  The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers and in land development costs and finished lots on the balance sheet prior to delivery of the home.  Interest expense, net of interest capitalization, was $2,000 in the period ended September 30, 2001, as compared to $891,000 in the same period in 2000.

The Company’s effective tax rate for both periods was approximately 40%, which reflects the federal statutory rate plus state taxes, net federal income tax benefit.

As a result of the above, net income was $4,633,000 ($0.79 per share basic and diluted) in fiscal 2001 from $3,291,000 ($.56 per share basic and diluted) in fiscal 2000.

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

At September 30, 2001, the Company had available cash and cash equivalents of approximately $2.5 million compared to $7.1 million at March 31, 2001.

For the six months ended September 30, 2001, $14.1 million in cash was used by operations.  Financing activities included a $11.5 million increase in the amounts borrowed under the revolving line of credit and $4.4 million in mortgages assumed related to land purchases.  Investing activities included an increase of $6.4 million related to notes receivable from the sale of the the assets in New Jersey.

The Company has an unsecured revolving credit agreement, which expires December 31, 2003 and  provides borrowings of up to $60 million, of which $8 million may be used for letters of credit.  Borrowings under this agreement are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company.  As of September 30, 2001, borrowings under this facility’s line of credit totaled $41.4 million, and $14 million was available for borrowing under the calculation described above.  On July 7, 2000, the Company entered into an interest swap on $15 million of the above credit arrangement which fixed the interest rate at 9.96% for a period of two years.   On October 4, 2001, the Company entered into a new interest rate swap which suprerceded the July  2000 interest rate swap.  The new swap is for $15 million and expires on December 31, 2003 and has a fixed interest rate of 8.34%.  The Company believes the amounts available under its existing borrowing arrangements and amounts generated from operations will provide funds adequate for its home building activities and debt service for the foreseeable future.

The revolving credit facility contains various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations.  The Company was in compliance with all financial covenants as of September 30, 2001.

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

The Company has generally been able to secure financing for its land acquisitions, model homes, development and construction activities, and management believes such arrangements will continue to be available on terms satisfactory to the Company.  There can be no assurance, however, that continued financing for land acquisitions will be available or, if available, will be on terms satisfactory to the Company.

Inflation

The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land, material and labor costs.  While mortgage rates are currently favorable for buyers, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers.  The Company attempts to pass through to its customers any increase in its costs through increased selling prices, and to date, inflation has not had a material adverse effect on the Company's results of operations.  However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

Part II - Other Information

Items 1 through 3. Not applicable.

Item 4.  Submission of matters to a vote of security holders.

The Company held its annual meeting of shareholders on September 20, 2001.  Each of the directors of the Company, Messrs. Bernard J. Rotter,  David H. Rotter, Todd M. Stutz, Dennis J. Doyle and Scott D. Rued were elected by a majority of the votes cast for a one-year term.  In addition, by a majority of the votes cast, the shareholders ratified Arthur Andersen LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2002.

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                            (a)      Exhibits.  Not applicable.

                            (b)      Reports on Form 8-K.

The Company filed a report on Form 8-K dated August 24, 2001 related to the sale of assets of the company’s subsidiary, Rottlund Homes of New Jersey, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROTTLUND COMPANY, INC.

Date:	November 7, 2001	By:	/s/ David H. Rotter
David H. Rotter
President and
Chief Executive Officer

Date:	November 7, 2001	By:	/s/ Steven A. Kahn
Steven A. Kahn
Chief Financial Officer
(Principal Financial and
Accounting Officer)