Form 10-Q
period 2001-12-31
ROTTLUND CO INC
filed 2002-01-17
CIK 891329

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

Yes  ☒   No ☐

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, at January 14, 2002, was 5,852,572 shares.

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1.  Financial Statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

(In thousands, except per share data)

	(Unaudited)
	December 31, 2001	March 31, 2001

ASSETS

Cash and cash equivalents	$1,465	$7,079
Escrow and other receivables	1,547	2,444
Notes receivable	6,743	-
Land, development costs and finished lots	57,493	55,254
Residential housing completed and under construction	34,380	29,421
Property and equipment, net	632	634
Deferred income taxes	3,499	3,499
Land deposits and other assets	9,894	5,416
	$115,653	$103,747

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Revolving credit facility	$33,900	$29,950
Mortgage notes payable	3,413	-
Accounts payable	11,163	15,823
Accrued expenses	13,979	9,535
Income taxes payable	1,053	3,493
Total liabilities	63,508	58,801

Shareholders' equity:
Preferred stock, $.10 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.10 par value, 40,000,000 shares authorized; issued and outstanding 5,852,572 and 5,851,572 respectively	585	585
Paid-in capital	11,516	11,512
Other comprehensive income (loss), net of tax	(353)	-
Retained earnings	40,397	32,848
Total shareholders' equity	52,145	44,946
	$115,653	$103,747

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations – Unaudited

(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000

Net sales – home sales	$60,224	$59,641	$173,584	$181,602
Net sales – land/lot sales	-	4,658	13,365	8,068
	60,224	64,299	186,949	189,670

Cost of sales – home sales	49,196	48,559	141,491	150,502
Cost of sales – land/lot sales	-	4,658	13,524	7,901
	49,196	53,217	155,015	158,403

Gross profit – home sales	11,028	11,082	32,093	31,100
Gross profit (loss) – land/lot sales	-	-	(159)	167
	11,028	11,082	31,934	31,267

Selling, general and administrative expense	6,522	7,400	20,128	20,444
Operating income	4,506	3,682	11,806	10,823

Other (income) expense:
Interest expense	-	155	2	1,046
Other income	(354)	(89)	(777)	(343)

Income before income taxes & extraordinary charge	4,860	3,616	12,581	10,120

Provision for income taxes	1,944	1,447	5,032	4,049
Net income before extraordinary charge	2,916	2,169	7,549	6,071
Extraordinary charge, net of tax	-	-	-	612

Net income	$2,916	$2,169	$7,549	$5,459

Basic earnings per share:
Net income per share before extraordinary charge	$0.50	$0.37	$1.29	$.1.04
Extraordinary charge	-	-	-	(.11)
Net income per share	$0.50	$0.37	$1.29	$0.93

Weighted average shares outstanding	5,853	5,852	5,853	5,852

Diluted earnings per share:
Net income per share before Extraordinary charge	$0.49	$0.37	$1.28	$.1.04
Extraordinary charge	-	-	-	(.11)
Net income per share	$0.49	$0.37	$1.28	$0.93

Weighted average shares outstanding	5,903	5,852	5,888	5,852

See accompanying notes to consolidated financial statements

THE ROTTLUND COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – Unaudited

(In thousands)

	For the Nine Months Ended December 31,
	2001	2000

OPERATING ACTIVITIES:

Net income	$7,549	$5,459
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation & amortization	257	309
Changes in operating items:
Escrow and other receivables	897	758
Land, development costs and finished lots	1,333	(1,057)
Residential housing completed and under construction	(4,960)	120
Other assets	(4,478)	(449)
Accounts payable	(5,013)	(1,155)
Accrued expenses	871	2,032
Income taxes payable	(2,439)	496
Net cash provided by (used for) operating activities	(5,983)	6,513

INVESTING ACTIVITIES:
Increase in notes receivable	(6,743)	-
Purchase of property and equipment, net	(255)	(193)
Net cash provided by (used for) investing activities	(6,998)	(193)

FINANCING ACTIVITIES:
Proceeds from (repayments of) notes payable, net	3,413	(1,094)
Proceeds from revolving credit facility, net	3,950	9,090
Proceeds from stock options exercised	4	-
Repayment of senior notes payable	-	(21,845)
Net cash provided by (used for) financing activities	7,367	(13,849)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,614)	(7,529)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,079	8,087

End of period	$1,465	$558

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of $2,165 and $1,941 capitalized, respectively	$2	$1,046
Cash paid for income taxes	$7,471	$3,144

NON CASH TRANSACTION
Increase in land and financing liability	$3,572	-

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

The Company has experienced, and expects to continue to experience, significant variability in quarterly net sales and net income.  Operating results for the three and nine months ending December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

Note 2.       Revolving Credit Facility to Bank

The Company has an unsecured revolving credit agreement, which expires December 31, 2003 and  provides borrowings of up to $60 million, of which $8 million may be used for letters of credit.  Borrowings under this agreement are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company.  As of December 31, 2001, borrowings under this facility’s line of credit totaled $33.9 million, and $19.9 million was available for borrowing under the calculation described above. On October 4, 2001, the Company entered into a new interest rate swap which superceded the July  2000 interest rate swap.  The new swap is for $15 million and expires on December 31, 2003 and has a fixed interest rate of 8.34%.  The Company believes the amounts available under its existing borrowing arrangements and amounts generated from operations will provide funds adequate for its home building activities and debt service for the foreseeable future.

The revolving credit facility contains various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations.  The Company was in compliance with all financial covenants as of December 31, 2001.

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

The Company’s revolving credit agreement has variable rate borrowings based on the prime rate. To minimize the Company’s exposure to the risk of changes in its interest payments attributable to changes in interest rates, the Company entered into an interest rate swap. The Company has designated this interest rate swap as a hedge.

As a result of the adoption of SFAS No. 133, the Company recorded in the first nine months of fiscal 2002, the cumulative effect of a change in accounting principle to other comprehensive loss of $590,000, net of $237,000 tax benefit, which will be reclassified to expense through the expiration of the interest rate swap on December 31, 2003.

Note 4.  Sale of Subsidiary Assets

On August 24, 2001, the Company sold substantially all of the assets of its subsidiary, Rottlund Homes of New Jersey, Inc.  The purchase price approximated $14.7 million, of which $8.4 million was cash and $6.3 million was in notes, due within one year.  In connection with the sale and related closure expenses, the Company recorded an after tax loss of approximately $420,000 ($0.07 per share) in the nine months ending December 31, 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following table sets forth certain information regarding the Company's operations for the periods indicated.

		Percentage of Net Sales

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000

Net sales – home sales	100.0%	92.7%	92.9%	95.7%
Net sales – land/lot sales	-	7.3	7.1	4.3
	100.0	100.0	100.0	100.0

Cost of sales – home sales	81.7	75.5	75.7	79.3
Cost of sales – land/lot sales	-	7.3	7.2	4.2
	81.7	82.8	82.9	83.5

Gross profit – home sales	18.3	17.2	17.2	16.4
Gross profit (loss) – land/lot sales	-	-	(0.1)	0.1
	18.3	17.2	17.1	16.5

Selling, general and administrative expense	10.8	11.5	10.8	10.8
Operating income	7.5	5.7	6.3	5.7

Other (income) expense:
Interest	-	.2	-	0.6
Other	(.5)	(.1)	(.4)	(.2)

Income before income taxes & extraordinary charge	8.0	5.6	6.7	5.3

Provision for income taxes	3.2	2.2	2.7	2.1
Net income before extraordinary charge	4.8	3.4	4.0	3.2
Extraordinary charge, net of tax	-	-	-	.3

Net income	4.8%	3.4%	4.0%	2.9%

Number of homes closed	306	312	829	1001

Backlog

The following table sets forth the Company's backlog as of the dates indicated:

	Number of
December 31,	Homes	Sales Value

2001	620	$116 million
2000	534	$116 million

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

Three Months Ended December 31, 2001 Compared to Three Months Ended

December 31, 2000

Net sales were $60.2 million for the three months ended December 31, 2001 as compared to $64.3 million for the comparable period of 2000, a decrease of $4.1 million or 6.3%.  Sales of homes were $60.2 million compared to $59.6 million in the previous year, an increase of $0.6 million. During the past twelve months the Company has sold its operations in Indianapolis and New Jersey.  Home sales comparisons for the Company’s continuing markets were $60.0 million in 2001 versus $54.5 million in 2000, an increase of $5.5 million or 10.1% .  The Company occasionally has an opportunity to sell land it owns prior to building homes.  The current quarter included no revenue from land sales versus $4.7 million in the prior year ended.  The number of homes closed by the Company decreased by 1.9% to 306 homes for the three months ended December 31, 2001, from 312 homes during the same period in 2000.  The number of homes closed by continuing operations of the Company  increased by 8.2% to 305 homes for the three months ended December 31, 2001, from 282 for the same period in 2000.  The average selling price of homes closed increased 2.9% to $196,800, during the three months ended December 31, 2001 from $191,200 for the comparable period in 2000.  This increase was due to an overall increase in prices of homes closed in the current quarter and the mix of styles of homes compared to last year.

Gross profit was $11.0 million for the three months ended December 31, 2001, compared to $11.1 million for the comparable period of 2000, a decrease of 0.9%.  Gross profit as a percentage of net sales increased to 18.3% from 17.2% primarily as a result of no land sales in the current quarter in 2001 versus land sales of $4.7 million, which resulted in no gross profit on land sales for the comparable period in 2000.  The land sales relate to land sold in Indiana and New Jersey in the quarter ended December 31, 2000.  Gross profit on home sales was $11.0 million (18.3%) in 2001 compared to $11.1 million (18.6%) in 2000.

Selling, general and administrative expenses decreased by 12.2% to $6.5 million in the three months ended December 31, 2001, from $7.4 million for the comparable period of 2000.  This decrease was primarily due to exiting the New Jersey market which accounted for $0.7 million in selling, general and administrative expenses for the three months ended December 31, 2000.  As a percentage of net sales, selling, general and administrative expense decreased to 10.8% for the three month period ended December 31, 2001, from 11.5% for the same period in 2000.

Interest expense before capitalization, decreased to $630,100 for the three months ended December 31, 2001, from $867,500 for the comparable period in 2000.  The decrease in interest expense is primarily due to a lower interest rate, compared to the three months ended December 31, 2000.  The Company capitalizes certain interest costs for land development and includes such capitalized interest in the cost of home sales when the related homes are delivered to purchasers and in land development costs and finished lots prior to delivery of the home.  Interest expense, net of interest capitalization, was $0 in the quarter ended December 31, 2001, as compared to $155,000 in the same period in 2000.

The Company’s effective tax rate for both periods was approximately 40%, which reflects the federal statutory rate plus state taxes, net federal income tax benefit.

As a result of the above, net income was $2,916,000 ($0.50 per share basic and $0.49 diluted) in fiscal 2001, compared to $2,169,000 ($.37 per share basic and diluted) in fiscal 2000.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended

December 31, 2000

Net sales were $186.9 million for the nine months ended December, 2001 as compared to $189.7 million for the comparable period of 2000, a decrease of $2.8 million or 1.5%.  Sales of homes were $173.6 million compared to $181.6 million in the previous year, a decrease of $8.0 million.  The prior year included a $6.4 million sale and leaseback of model homes.  During the past twelve months the Company sold operations in Indianapolis and New Jersey.  Home sale comparisons for the Company’s continuing markets were $167.6 million in 2001 versus $155.4 million in 2000, an increase of $12.2 million or 7.9%.  The Company occassionally has an opportunity to sell land it owns prior to building homes.  Included in the current nine months ended December 31 was revenue from land sales of $13.4 million versus $8.1 million in the prior year ended. During the current nine months ended December 31 the Company sold substantially all of the assets of Rottlund Homes of New Jersey, Inc. for $14.7 million, of which approximately $8.4 million was in cash and $6.3 million was in notes receivable.  Included in the land sales in the nine months ended December 31 are $12.6 million related to the land sold in New Jersey.  The number of homes closed by the Company decreased by 17.2% to 829 homes for the nine months ended December 31, 2001, from 1001 homes during the same period in 2000.  The number of homes closed by continuing operations of the Company decreased by 6.7% to 795 homes for the nine months ended December 31, 2001, from 852 for the same period in 2000.  The average selling price of a home increased 15.4% to $209,400, during the nine months ended December 31, 2001 from $181,400 for the comparable period in 2000.  This increase was due to an overall increase in prices of homes closed in the period and the mix of styles of homes compared to last year.

Gross profit was $31.9 million for the nine months ended December 31, 2001, compared to $31.3 million for the comparable period of 2000, an increase of 1.9%.  Gross profit as a percentage of net sales increased to 17.1% from 16.4% primarily due to higher average selling prices and decreased direct costs as a percentage of sales.  Included in the current period was a gross profit loss on land sales of $159,000 in 2001 versus a gross profit on land sales of $167,000 in 2000.  The loss relates to the land sold in New Jersey.  Gross profit on home sales was $32.1 million (18.5%) in 2001 compared to $31.1 million (17.1%) in 2000.  The increase was the result of higher selling prices and improvement in direct construction costs on homes closing in the current period compared to last year.

Selling, general and administrative expenses decreased by 1.5% to $20.1 million in the nine months ended December 31, 2001, from $20.4 million for the comparable period of 2000.  This decrease was primarily due to exiting the New Jersey market which accounted for $1.8 million in selling, general and administrative expenses for the nine months ended December 31, 2000.  As a percentage of net sales, selling, general and administrative expense remained the same at 10.8% for the nine month period ended December 31, 2001, compared to the same period in 2000.

In connection with the sale and related closure expenses of Rottlund Homes of New Jersey, Inc., the Company recorded an after tax loss of approximately $420,000 ($.07) per share in the period ending December 31, 2001.

Interest expense before capitalization, decreased to $2,167,000 for the nine months ended December 31, 2001, from $2,988,000 for the comparable period in 2000.  The decrease in interest expense is primarily due to a lower interest rate, compared to the nine months ended December 31, 2000.  The Company capitalizes certain interest costs for land development and includes such capitalized interest in cost of home sales when the related homes are delivered to purchasers and in land development costs and finished lots on the balance sheet prior to delivery of the home.  Interest expense, net of interest capitalization, was $2,000 in the period ended December 31, 2001, as compared to $1,046,000 in the same period in 2000.

The Company’s effective tax rate for both periods was approximately 40%, which reflects the federal statutory rate plus state taxes, net federal income tax benefit.

As a result of the above, net income was $7,549,000 ($1.29 per share basic and $1.28 diluted) in fiscal 2001 from $5,459,000 ($.93 per share basic and diluted) in fiscal 2000.

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

At December 31, 2001, the Company had available cash and cash equivalents of approximately $1.5 million compared to $7.1 million at March 31, 2001.

For the nine months ended December 31, 2001, $6.0 million in cash was used by operations.  Financing activities included a $4.0 million increase in the amounts borrowed under the revolving line of credit and $3.4 million in mortgages assumed related to land purchases.  Investing activities included an increase of $6.7 million related to notes receivable from the sale of the the assets in New Jersey and a land sale of a parcel in Minnesota.

The Company has an unsecured revolving credit agreement, which expires December 31, 2003 and  provides borrowings of up to $60 million, of which $8 million may be used for letters of credit.  Borrowings under this agreement are subject to a borrowing base calculation based on a defined percentage of land, development costs, finished lots and the working capital of the Company.  As of December 31, 2001, borrowings under this facility’s line of credit totaled $33.9 million, and $19.9 million was available for borrowing under the calculation described above. On October 4, 2001, the Company entered into a new interest rate swap which superceded the July  2000 interest rate swap.  The new swap is for $15 million and expires on December 31, 2003 and has a fixed interest rate of 8.34%.  The Company believes the amounts available under its existing borrowing arrangements and amounts generated from operations will provide funds adequate for its home building activities and debt service for the foreseeable future.

The revolving credit facility contains various restrictive covenants including, among others, certain financial covenants relating to minimum consolidated tangible net worth and earnings levels, as well as funding, borrowing base requirements, payment of dividends and maximum land and construction limitations.  The Company was in compliance with all financial covenants as of December 31, 2001.

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

To minimize the business risk associated with developing land and to maximize the use of the Company’s available capital, the Company has been able to acquire a substantial amount of its developments and lots by means of option contracts.  Option contracts generally require the payment of cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price.  The Company’s option contracts have expiration periods ranging from 30 to 60 months.  On December 31, 2001 the Company has options to purchase 2,736 lots aggregating $71.9 million.

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

Part II - Other Information

Items 1 through 5. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                                                                                    (a)                  Exhibits.  Not applicable.

                                                                                    (b)                 Reports on Form 8-K.

There were no reports on form 8-K filed during the quarter ending December 31,2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROTTLUND COMPANY, INC.

Date:	January 17, 2002	By:	/s/ David H. Rotter
David H. Rotter
President and
Chief Executive Officer

Date:	January 17, 2002	By:	/s/ Steven A. Kahn
Steven A. Kahn
Chief Financial Officer
(Principal Financial and
Accounting Officer)